Form 10KSB
period 1996-06-30
SATELLITE INFORMATION SYSTEMS CO
filed 1996-10-16
CIK 721235

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

           [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended June 30, 1996

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from  ______________ to __________________

Commission File Number:  0-12541

                     SATELLITE INFORMATION SYSTEMS COMPANY
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Colorado                                      84-0899779
----------------------------                   ---------------------
(State or other jurisdiction                           IRS Employer
of incorporation or organization)              Identification Number

          7464 Arapahoe Avenue, Suite B-17, Boulder, Colorado  80303
          -----------------------------------------------------------
                (Address of Principal Offices)      (Zip Code)

Registrant's telephone number, including area code:     (303) 449-0442

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                           -------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the year ended June 30, 1996 were $972,400.

     As of September 24, 1996, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock, as quoted on the OTC Electronic Bulletin Board, held by non-affiliates of the Registrant was approximately $ 2,229,800.

     As of September 24, 1996, 5,067,687 shares of Common Stock and 1,000,000 shares of Preferred Stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant incorporates by this reference the following:

     PART IV - EXHIBITS
     ------------------
     Incorporated by reference from the Company's Registration Statement on Form 10, as amended, SEC File Number 0-12541.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS
-------   -----------------------

          HISTORY AND BACKGROUND
          ----------------------
          Satellite Information Systems Company ("SISCOM" or the "Company") was incorporated in the State of Colorado on September 29, 1982 under the name Stockwatch International, Inc. The Company changed its name to Satellite Information Systems, Corp. on December 10, 1982, and thereafter to Satellite Information Systems Company on March 17, 1983. SISCOM currently operates as a software development company that provides computer based products and related services to the electronic media and sports industry. During the fiscal year ended June 30, 1996, the business of the Company continued to focus primarily on the development, marketing and support of its standard software products, including NewsPro(-Registered Mark-), Video Logging(-TM-)(Logging), Video Retrieval (Retrieval), Video Archive(-TM-) (Archive), and its newest product, Coaching Decision Support System (CDSS(-TM-)). SISCOM also acts as a re-seller of hardware, although such activities are viewed as ancillary to the Company's main business.

          Pursuant to a Registration Statement filed with and declared effective by the Securities and Exchange Commission (the "Commission") in 1983, SISCOM sold to the public 5,500,000 shares of no par value Common Stock for $.50 per share. The Company subsequently undertook a ten-for-one (10-for-1) reverse stock split effective March 7, 1988.

          The Company's shares began trading on NASDAQ in September, 1983 and on the NASDAQ National Market System ("NASDAQ/NMS") on November 1, 1988. However, during fiscal 1991, SISCOM failed to maintain the market value of its publicly held shares at $1,000,000. As a result, effective January 31, 1991, SISCOM was removed from NASDAQ/NMS and placed on the regular NASDAQ system. On November 7, 1991, SISCOM was de-listed from the NASDAQ system for failure to maintain the standards required for continued listing.

          With the Company de-listed from the NASDAQ system and having difficulty meeting its current obligations, there was significant doubt as to the Company's ability to continue as a going concern. Accordingly, management determined that it was in the best interest of the Company to focus its efforts and minimize cost, including those significant costs associated with complying with the requirements to be a reporting Company.

          In June, 1992, the Company filed with the Commission a Form 15 terminating the registration of its shares of Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At that time the Company ceased to be a reporting company under Sections 13 and 15(d) of the Exchange Act.

          With the successful reduction of operating costs, elimination of outstanding debt obligations, the emphasis on sales and marketing of the Company's enhanced product and service offerings to new and expanded markets, and consequently, the return to modest profitability, the Company once again believed that it had the capital necessary to resume reporting under the Exchange Act in order to provide a market for its shareholders and access to future capital for growth. To this end, the Company filed with the Commission its registration statement on Form 10-SB, and has resumed reporting under the Exchange Act. The Company's Common Stock is listed under the symbol "SATI" on the OTC Electronic Bulletin Board.

          BUSINESS OF REGISTRANT
          ----------------------
          PRODUCTS OR SERVICES. SISCOM's revenue has, and is expected to continue to be, primarily generated through software product sales and services.

          Software product sales have traditionally encompassed the sale of proprietary newsroom production control software to the broadcast and cable media markets. The Company's principal product is NewsPro(-Registered Mark-), an electronic newsroom management system, which assists the process of newscast and feature production from news gathering through story development to on-air presentation. NewsPro(-Registered Mark-) contains modules which, among other capabilities, capture and organize information from incoming wire services, create a resident news data base, locate videotape and scripts stored in archives and offers text editing, printing and presentation options, including teleprompter and closed captioning. The licensed software product runs solely on Digital Equipment Corporation hardware utilizing the VMS operating system. User "desktops" however, can be populated with low cost terminal devices, multiwindow terminals, and personal computers utilizing terminal emulation software, depending on the requirements of a particular user. Mixed "desktops" are most typical.

          Development of NewsPro(-Registered Mark-) continues with ongoing enhancements and evolution of the product towards a true client/server mode of operation. This evolution will initially retain Digital Equipment Corporation's VAX hardware and VMS operating system as the server, with elements of the product being moved out to personal computer clients as dictated by the product's requisites. Management believes that this evolution of the core NewsPro(-Registered Mark-) product will achieve three notable objectives; (1) it moves both the customer and Company, evolutionarily, in the predominate industry direction of client/server computing, (2) it preserves a significant amount of the customer's existing investment in hardware, software and training, while simultaneously creating a candidate for upgrade business, business viewed by the customer as occurring through accretion rather than substitution, and (3) it insulates both the Company and customer from much of the current turmoil in the client/server network operating system environment.

          NewsPro(-Registered Mark-) system pricing is typically presented on a turnkey basis, and as such does not have an established "manufacturers suggested retail price", but instead may be comprised of a number of elements including the core NewsPro(-Registered Mark-) software, optional modules such as prompting and closed captioning, installation and training, and hardware (both client and server components). While individual customer transactions will vary, an average standard core NewsPro(-Registered Mark-) system will retail for approximately $4,000 per user for a terminal based system, $6,000 per user for a personal computer based system.

          In addition to the standard NewsPro(-Registered Mark-) system revenue upon initial installation, a transaction will usually produce service revenue as well. One component of software services is project related revenue for which customers contract with the Company to customize and extend the capabilities of the product. These extensions are then generalized and form the basis for additional product applications or capabilities to the market as a whole. Software services also include field support and maintenance of the Company's standard products. At the termination of the standard 90 day warranty period included in most contracts, customers may purchase software maintenance services on an annual basis in order to continue the level of service provided with the initial contract. SISCOM's maintenance support is provided on a twenty-four (24) hour a day, seven days a week basis, with a general response time of one (1) hour or less during normal business hours.
The maintenance program also includes new software releases, enhancements and updates for the duration of the contract period.

          As NewsPro(-Registered Mark-) has evolved, management has become increasingly aware of the significant opportunities for additional applications of NewsPro(-Registered Mark-) and the Company's other related products, in a variety of information based arenas. As a result, the Company has dedicated substantial efforts in the last few years to broaden the market for the Company's software and related services into many new fields, including the sports industry. SISCOM has completed installations with three (3) of the major league sports entities: The National Basketball Association ("NBA"), The National Hockey League ("NHL"), and FOX Sports ("FOX"). The NBA installation included the provision of full NewsPro(-Registered Mark-) capabilities, including PC Logging(-TM-) and Video Archive(-TM-) in support of their extensive video operation, while FOX represents a PC Logging(-TM-) and Video Archive(-TM-) focused application. The initial NHL installation included the provision of the core NewsPro(-Registered Mark-) software and later was expanded to include PC Logging(-TM-) and Video Archive(-TM-).

          In 1994 SISCOM began the development and marketing of PC Logging(-TM- ) in conjunction with Video Archive(-TM-). Together they form a personal computer ("PC") based suite of software designed to automate the process of logging video tapes (shot listing), storing and subsequently retrieving the logs, and managing the physical tape library. PC Logging(-TM-) and Video Archive(-TM-) can operate either in conjunction with or independent of the traditional NewsPro(-Registered Mark-) product. They represent the core NewsPro(-Registered Mark-) software subjected to the evolutionary process towards a true client/server mode of operation, as discussed above. PC Logging(-TM-) and Video Archive(-TM-) have been generalized and installed for customers with sports applications (e.g., FOX Sports, the NHL and the Portland Trail Blazers). Currently, the PC Logging(-TM-) software supports generic video logging as well as the specialized individual requirements of basketball, baseball, hockey and football. Development is continuing to include support for other sports, corporate video requirements, and for the emerging digital video technologies.

          During early 1995, the Company entered into a strategic partnership with FAST Electronics, U.S., one of the world's leading providers of non-linear video editing systems for the professional and consumer markets. FAST, a German based company, has identified the U.S. market as a strategic growth market and has indicated that it sees an alliance with the Company as an effective way to penetrate the sports and broadcast segments of the U.S. market. For SISCOM, this partnership provides a perfect product line extension for its other video related products. Under the terms of the agreement, SISCOM will adapt FAST's products to the newsroom automation and sports markets and will maintain exclusive distribution rights for the resulting products. This agreement with FAST gives the Company access to a leading proprietary hardware technology within the emerging digital video industry, a benefit that is expected to afford the Company a distinct advantage in the global market.

          In the latter half of 1994, the Company began development work on a client/server based software application for ticket marketing, initially for the sports industry. Called FTM(-TM-), this software product consists of a series of fully integrated components that address all functional areas of ticket operations from sales management of customer and prospects to handling the sale of multiple ticket packages through complete box office functionality of ticket inventory management and issuance. The development effort was aided throughout by the feedback provided by a professional sports team willing to cooperate with the Company. Customer reactions to early demonstrations were generally very positive. In March 1996, the Company temporarily suspended further development on the product in order to concentrate its limited programming resources on the new Coaching Decision Support System (CDSS) product discussed in more detail below.

          In February 1996, the re-sale arrangement for Stadium Click Effects (a computerized sound effects product for stadiums and arenas) between EMSI, Inc. and the third party software developer was terminated. The Company's initial strategy of using this product to create a significant customer base was generally successful with an installed base of over 140 customers. The Company has decided to redirect its resources toward developing and selling higher margin video related software products to its customers.

          In the fall of 1996 and with the cooperation of the Portland Trail Blazers and the Miami Heat of the NBA, the Company began development of CDSS, its new software product for interpreting NBA game statistics and reporting them to users in a unique, graphical presentation. The initial customer base for the product is NBA coaching staffs who have reacted very favorably to CDSS product demonstrations. The Company is currently combining CDSS with many of its other software products (e.g., video logging, video retrieval, and FAST editing) to create a comprehensive and powerful coaching tool for NBA coaching staffs. For the first time, an NBA coach will have the ability to see raw game statistics interpreted and graphically recreated according to his exact specifications. In addition he will be able to retrieve and view clips in any order of the actual game video footage related to those statistics within a couple of hours after the game itself. Eventually the Company anticipates offering a slightly modified version of this product to NBA fans at the consumer level.

          DISTRIBUTION METHODS. The Company is marketing and distributing its current products including CDSS under the SISCOM name primarily because of the strong name recognition SISCOM has in the marketplace. The Company has elected not to use its marketing subsidiary EMSI, Inc. for NBA or NewsPro customers (which together represent the Company's current focus) in order to avoid confusing customers. The activities of EMSI, Inc. were curtailed sharply over the last few months of the fiscal year.

          COMPETITION. The Company has competitors for each of its product offerings. The Company is, however, confident that its products can be sold effectively because each product can be demonstrated to show unique and valuable advantages over competing products.

          MAJOR CUSTOMERS. Management believes that SISCOM has consciously served a niche market of specialized customers. Because of its minimal marketing efforts, the Company has historically had to rely on revenues from a few substantial installations to large customers which are typically non-recurring. In 1995, two (2) customers accounted for 28% of total revenues; and in 1996, one (1) customer accounted for 10% of total revenues. This reliance has resulted from the Company's limited working capital rather than any limitation in the scope of the potential markets and customers for the Company's products. Prospectively, management believes that the Company now has the products and the customer contacts to appeal to a much broader customer base.

          PROPRIETARY INFORMATION. The Company relies upon copyrights, trademarks and trade secrets protection for its products. The Company claims copyright on all its published materials, including its guides, manuals and computer software. The Company also owns a federally registered trademark for the product name NewsPro(-Registered Mark-), and claims common law trademark protection for the product names P.C. Logging(-TM-), Video Archive(-TM-), CDSS(-TM-) and FTM(-TM-). The Company's copyrights and trademarks are considered by the Company to be valuable property rights. The protection afforded by these intellectual property rights and the law of trade secrets is believed by the Company to be adequate protection for its products. However, notwithstanding the Company's intellectual property rights, it is possible for a competitor to develop near imitations of the Company's products, implementing modifications, without violating those rights.

          RESEARCH AND DEVELOPMENT. The Company plans to introduce additional products and services as customer demand for such products and services, and potential sales within specific market segments becomes evident. As marketing and use of the Company's products and services expand, new applications will be developed revealing new product development opportunities.

          REGULATION. The Company is a public company which files reports with the Securities and Exchange Commission pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended. The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "SATI".

          To the best of the Company's knowledge and belief, the Company is currently in compliance with all federal, state and local laws and regulations. Compliance with the foregoing is not anticipated to have a material adverse effect on the Company's earnings and/or competitive position within the respective industries and will not result in increased capital expenditures. The Company currently is not subject to any Federal, State or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

          EMPLOYEES. The Company currently employs seven (7) full-time employees in its Boulder, Colorado offices.


ITEM 2.   DESCRIPTION OF PROPERTIES
-------   -------------------------
          The Company's corporate headquarters are located at 7464 Arapahoe Avenue, Suite B-17, in Boulder, Colorado. This property measures 3,000 square feet and is leased at $3,187.50 per month, expiring August 18, 1996. The Company has renewed the lease for an additional two (2) year term for $3,375 per month. This facility is considered to be adequate for the Company's current needs and the Company intends to exercise its renewal option.

          The Company has various computer hardware, software and communication equipment located at its Boulder office. This equipment is used to develop software, to demonstrate products to customers and to provide service to customers.


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------
          Neither the Company nor any officer or director in his capacity as such is a party to any pending litigation involving the Company, and no such proceedings are known to be contemplated.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------
          No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 1996.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------
          The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board. However, as previously indicated, in June, 1992, the Company filed with the Commission a Form 15 terminating the registration of its shares of Common Stock under Section 12(g) of the Exchange Act, and the Company ceased to be a reporting company. As a result, no public market for the Company's Common Stock existed until the Company filed its Registration Statement on Form 10-SB. Quotation on the OTC Electronic Bulletin Board commenced in February, 1995. The reported high and low bid and ask prices for the Common Stock are shown below for the period from February 1, 1995 through September 25, 1996:

                                         Bid             Ask
                                         ---             ---
                                     High    Low     High    Low
                                     ----    ---     ----    ---
       1995 Fiscal Year

          First Quarter               N/A    N/A      N/A    N/A
          Second Quarter              N/A    N/A      N/A    N/A
          Third Quarter              .875    .25     1.25    .75
          Fourth Quarter             .875   .4375    1.125  .5625

       1996 Fiscal Year

          First Quarter               .50    .25     .625   .4375
          Second Quarter             .375   .1875     .50   .375
          Third Quarter              .1875  .1875    .375   .3125
          Fourth Quarter             .375   .1875    .5313  .3125

          The bid and ask prices of the Company's Common Stock as of September 24, 1996 were $.38 and $.50, respectively, as reported on the OTC Electronic Bulletin Board. The prices represented above are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 24, 1996, there were approximately 485 record owners of the Company's Common Stock.

       The Company's Board of Directors may declare and pay dividends on outstanding shares of Common Stock out of funds legally available therefor in its sole discretion; however, to date no dividends have been paid and the Company does not anticipate the payment of dividends on Common Stock in the foreseeable future. However, see "Subsequent Events" under ITEM 6 below.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------
          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995
-------------------------------------------------------------------------------
          During the fiscal year ended June 30, 1996, SISCOM generated revenue of $972,400 with a resulting net loss of $(103,400) compared to revenue of $1,041,500 and income $5,400 the previous year.

          REVENUE
          -------
          The following table outlines the Company's revenue mix over the last two (2) fiscal years.

                                            Years Ended June 30
                                            -------------------
                                         1996               1995
                                    ---------------   -----------------
       Product Sales
          Software sales            $336,500   35%      $470,400   45%
          Hardware sales             186,500   19%        53,100    5%
       Software Services             449,400   46%       518,000   50%
                                    --------  ----    ----------  ----
              Total Revenue         $972,400  100%    $1,041,500  100%
                                    ========  ====    ==========  ====

          Product sales include the sale of proprietary software and computer hardware (on a re-sale basis) to the broadcast and cable media markets and to the sports industry. Software sales and software services revenues decreased $202,500, from $988,400 for the twelve (12) months ended June 30, 1995, to $785,900 for fiscal 1996, a decrease of 20%. This decrease was caused by the slowdown (and subsequent termination) of Stadium Click Effects sales coupled with no additional sales of the Company's standard software. Revenues from NewsPro service renewals held approximately steady at $450,000.

          SISCOM's hardware sales, however, increased by $133,400, from $53,100 for the twelve (12) months ended June 30, 1995, to $186,500 for fiscal 1996. Approximately 40% of this total was attributable to an NBA customer installation with the rest primarily from Stadium Click Effects sales.

          COSTS AND EXPENSES
          ------------------
          Cost of sales and services includes components for hardware sales, direct labor and materials used in the manufacture of software, software royalties and other expenses incurred to generate revenue. For the fiscal year ended June 30, 1996, cost of sales and services was approximately 62% of total revenue compared with 52% for the prior year.

          Gross margins were 38% in fiscal 1996 and 48% in fiscal 1995. This decrease in gross margins is attributable to the change in sales mix between hardware and software experienced by SISCOM in fiscal 1996. Hardware has consistently had a substantially lower margin than software and related services revenue over the years. In 1995 SISCOM had more software and service revenue and less hardware revenue as compared to fiscal 1996.

          The following table outlines the Company's cost of sales components for the last two (2) fiscal years.

                                            Years Ended June 30
                                            -------------------
                                         1996                1995
                                    ---------------    -----------------
       Hardware Cost of Sales       $159,400   26%      $ 41,500    8%
       Direct Labor and Materials    175,100   29%       209,500   40%
       Software Royalties            109,600   18%       140,900   27%
       Software Amortization         155,300   26%       116,600   23%
       Other                           2,800    1%         8,600    2%
                                    --------  ----      --------  ----
          Total Costs of Sales      $602,200  100%      $517,400  100%

          Hardware Cost of Sales increased $117,900 or 284% from fiscal 1995 which reflects primarily a lull in hardware sales during fiscal 1995. The gross margin on hardware sales, however, declined between the years at approximately 15% for fiscal 1996 from 22% for fiscal 1995 reflecting price pressure on Stadium Click Effects hardware. The Company's focus continues to be on providing business solutions through its software and services with hardware sales an ancillary component of that solution.

          The cost of direct labor and materials includes employee hours spent contract programming and installing, training, and supporting NewsPro(- Registered Mark-) as well as any materials and supplies directly used in the process. The total cost of direct labor and materials decreased $34,400 or 16% between fiscal 1996 and 1995.

          The software royalties component of cost of sales relates to the February 1995 distributor agreement between the third party developer and EMSI, Inc. for the sale of Stadium Click Effects software. Under the terms of this agreement EMSI, Inc., acting as the exclusive authorized distributor of the software, sublicenses the product directly to the customer and pays the developer between 45% and 75% of the net licensing fee, depending on the specifics of each customer transaction. The $31,300 decrease in software royalties corresponds to the decline Stadium Click Effects transactions due to the mid-year termination of the re-sale agreement.

          Operating, general and administrative expenses for fiscal 1996 decreased by approximately $55,200, from $483,600 for the twelve (12) months ended June 30, 1995, to $428,400 in fiscal 1996, a decrease of 11%. This decrease was due to a decrease in salaries, payroll tax expense and employee benefits of approximately $25,000 associated with the termination of three employees in the last quarter of the fiscal year and as well as reduced corporate spending in order to preserve corporate cash flow.

          Software amortization expense increased $38,700, from $116,600 for the year ended June 30, 1995, to $155,300 for fiscal 1996, an increase of approximately 33%. The increase is primarily attributable to the Company's ramp-up of software development over the past two fiscal years. Management anticipates a continued emphasis on software development as it responds to the ongoing requests of existing and new customers across markets. Generally, the Company amortizes software developments costs on a straight-line basis over three years.


LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1996 COMPARED TO JUNE 30, 1995
-------------------------------------------------------------------------
          SISCOM experienced a severe cash flow shortage during the last half of fiscal year 1996. SISCOM's working capital deficit, which represents current assets minus current liabilities, increased by $130,700 during the twelve (12) months ended June 30, 1996, resulting in a working capital deficit of $400,200 as compared to the working capital deficit of $269,500 at June 30, 1995. The primary components of the current liabilities were unearned revenue of $193,500, accounts payable to three vendors totalling approximately $120,000 and accrued payroll to employees for back pay of $106,000.

          The Company experienced a decrease in unearned revenue of $50,200, from $243,700 at June 30, 1995, to $193,500 at June 30, 1996, a decrease of nearly 21%. This decrease was primarily attributable to the timing of receipt of annual renewals by customers for NewsPro maintenance and a decrease of $40,000 in unearned revenue from Stadium Click Effects sales in 1995 which did not exist in 1996.

          The two sources of cash and working capital during fiscal 1996 were from operations and from the proceeds from the issuance of common stock. Specifically, the Company reported net cash provided by operating activities of $272,900, and net cash provided by financing activities of $5,000.

          The Company sold an officer 50,000 shares of restricted common stock for $5,000 in February 1996 in order to provide additional working capital to the Company.

          The Company's primary uses of cash and working capital during fiscal 1996 were the purchase of some capital assets of approximately $26,000 which included upgrades to the computer equipment for use in software development and customer support, and the capitalized cost of computer software development of approximately $222,000. This development consisted of significant enhancements to the NewsPro(-Registered Mark-) software including logging and retrieval capabilities, continued development of the FTM software and initial development of CDSS.

          The availability of working capital in the future will depend upon generating profitable operations, of which there can be no assurance. In order to pursue its long-term objectives, including, future product development, management has continued to explore opportunities for additional capital infusion to the Company. Subsequent to June 30, 1996, the Company entered into an agreement for additional capital as disclosed below.

          The Company has included in accounts payable at June 30, 1996, a liability to a vendor of approximately $70,000 including accrued interest which the Company is obligated to pay pursuant to an order of judgment by default entered into in 1993. The original balance was approximately $142,000 and the Company has made arrangements for payment of $4,000 per month including interest of 8% until the balance is paid. The Company was several monthly payments in arrears as of June 30, 1996 and is negotiating with the vendor to settle the debt in full for a lump sum payment. Subsequent to year-end, the Company was successful in satisfying this outstanding judgment for a reduced payment.

          Management believes that inflation has not had a material impact on its results of operations.


SUBSEQUENT EVENT - SALE OF PREFERRED STOCK
------------------------------------------
          On September 12, 1996, the Company entered into an agreement to sell 4,000,000 shares of newly issued convertible preferred stock to an investor for $1,000,000. These shares carry a 7% non-cumulative dividend and are convertible into the Company's common stock on a one-for-one basis commencing the earlier of one year from the date of issuance or the effective date of a registration statement registering for sale the shares of common stock issuable upon conversion of the Series A preferred and ending three years from the date of issuance. No dividends will be paid on the existing common stock, no distributions will be made on the common stock, and no shares of common stock will be redeemed, retired, or otherwise acquired for valuable consideration until all declared dividends on the Series A have been paid or the Company has aside a sufficient amount to pay them. The holders of Series A will have voting rights that are identical to the voting rights of holders of common stock. As part of the sale of these shares, the purchaser shall have two representatives on the Company's Board of Directors. The Company will use the proceeds to accelerate development of new software products, to develop new markets for its products and for working capital purposes. As of the date of this Report, the sale of the shares has closed and the Company has received proceeds of $1,000,000.

          Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.


ITEM 7.   FINANCIAL STATEMENTS
-------   --------------------
          The following financial statements are filed as part of this report:

          1.  Report of Independent Auditors;

          2.  Audited Balance Sheet as of June 30, 1996;

          3.  Audited Statements of Operations as of June 30, 1996 and 1995;

          4. Audited Statements of Cash Flow for the years ended June 30, 1996 and 1995;

          5. Audited Statement of Changes in Stockholders' Equity for the year June 30, 1996;

          6.  Notes to Financial Statements.

          All schedules are omitted since the required information is not present or is not in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------   ---------------------------------------------------------------
          Effective August 10, 1994, the Board of Directors of the Company decided to change the Company's independent accountant. As discussed elsewhere, the Company ceased its public reporting responsibility effective June 1992. Previously, the independent accountant who was engaged as the principal accountant to audit the Company's financial statements was KPMG Peat Marwick LLP, which firm last audited the Company's 1991 financial statements. KPMG Peat Marwick LLP's auditor's report on the consolidated financial statements of Satellite Information Systems Company and subsidiary as of June 30, 1991 and 1990, and for each of the years in the three-year period ended June 30, 1991 contained a separate paragraph stating that "the Company's net loss for the year ended June 30, 1991, current liabilities in excess of current assets as of June 30, 1991 and debt that is in default raise substantial doubt about the Company's ability to continue as a going concern." Other than the foregoing, none of the reports of KPMG Peat Marwick LLP on the financial statements of the Company for fiscal 1991 or 1990, the last two (2) years reported on by KPMG Peat Marwick LLP, contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Nor have there been any disagreements between the Company and KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

          The Company has retained the accounting firm of HEIN + ASSOCIATES, LLP, to serve as the Company's principal accountant to audit the Company's financial statements. This relationship was begun August 10, 1994. Prior to its engagement as the Company's principal independent accountant, HEIN + ASSOCIATES, LLP had not been consulted by the Company either with respect to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any matter which was the subject of any prior disagreement between the Company and its previous certifying accountant.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
-------   -------------------------------------------------------------

          DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------
          The name, position with the Company, age of each director and officer and the period during which each director and/or officer has served are as follows:

                                      Director and/or Executive
Name and Position in the Company  Age       Officer Since
--------------------------------  --- -------------------------
     Michael J. Ellis,            49            1985
     Chairman of the Board,
     President and CEO

     Robert D.S. Turner,          56            1988
     Director, Secretary
     and Director of Marketing

     Mark S. Boledovich           43            1987
     Director, V.P. of
     Field Operations

     Charles M. Powell            42            1994
     Director

     Anthony T. Accetta           52            1994
     Director

     Stephen L. Parrish           44            1995
     Chief Financial Officer
     (Resigned effective
      September 13, 1996)
-------------------------------------

          MICHAEL J. ELLIS. Mr. Ellis has been Chairman of the Board, President and Chief Executive Officer of the Company since February, 1985. Mr. Ellis was a founder and the President of DI-SYS, Ltd., a wholly owned subsidiary of the Company from December, 1982 to February, 1985.

          ROBERT D.S. TURNER. Mr. Turner joined the Company as Director of Marketing in February, 1990. On August 24, 1990, he was elected Secretary of the Company. Prior to joining SISCOM, from January, 1989 to February, 1990, Mr. Turner had been Branch manager of Structural Dynamics Research Corporation, Englewood, Colorado, a manufacturer of computer software. From February, 1982 to December, 1988, Mr. Turner was Western Regional Manager - Federal Sales, for Calma Company, a wholly owned subsidiary of General Electric, engaged in the design, manufacture and sale of high performance graphic systems.

          MARK S. BOLEDOVICH. Mr. Boledovich was with DI-SYS, Ltd., a wholly owned subsidiary of SISCOM, since September, 1984, and became Vice President of Field Operations for SISCOM in November, 1986. For four (4) years prior to joining the Company, he was Operations Manger for TENTIME, a computer timesharing service bureau.

          CHARLES M. POWELL. Pursuant to agreement between Mr. Powell and the Company, Mr. Powell has been elected and has agreed to serve as a director of the Company for a period of one (1) year, commencing July 1, 1995, and expiring July 1, 1996. At the Company's request, Mr. Powell has agreed to continue serving as a director of the Company until such time as a successor can be identified and duly elected. Mr. Powell is currently V.P. International Operations and Chief Financial Officer of Antalys, Inc., a commercial business applications software company. Prior to his involvement with Antalys, he was V.P. International Operations and Chief Financial Officer of KaPre Software, Inc., also a commercial business applications software company. From January 1989 to March 1992, he was Director of International Operations at J.D. Edwards & Company, a software company that develops and distributes general business application financial software. Mr. Powell graduated from the University of Colorado with a Bachelor of Science degree in accounting and finance in 1976 and he received his license as a Certified Public Accountant in 1976. Mr. Powell serves as a director of four publicly-held companies including: the Company; Schield Management Company, an investment advisor; The Rockies Fund, a business development company; and Milestone Capital Corporation, a business development company.

          ANTHONY T. ACCETTA. Mr. Accetta has been elected and has agreed to serve as a director of the Company until the next annual meeting of shareholders and until his successor has been elected and qualified. Mr. Accetta received his Juris Doctor from Vanderbilt Law School in 1968. He was admitted to the Bar of the State of New York in 1968 and to the Bar of the State of Colorado in 1975. As an Associate at Shearman and Sterling he specialized in corporate, securities and litigation matters. As an Assistant United States Attorney he was responsible for the investigation and prosecution of major white collar criminal cases involving fraud. Mr. Accetta became the First Assistant Attorney General for the State of Colorado in January 1975.
Mr. Accetta has operated his own private law practice since 1976 and specializes in corporate and commercial litigation, as well as in an active domestic relations practice. He was appointed a Special Prosecutor for the Tenth Judicial District of Colorado and successfully prosecuted criminal and civil fraud actions. Mr. Accetta is an expert at the investigation and prosecution of fraud. He has also enjoyed success in defending white collar criminal matters. Mr. Accetta is also a trained mediator and arbitrator, employing Alternative Dispute Resolution in conflict resolution beyond the exclusive use of litigation.

          STEPHEN L. PARRISH. Mr. Parrish joined SISCOM as V.P. Administration and CFO in September 1995. Prior to that he was V.P. Finance/CFO with Trinidad Benham Company in Denver, and before that he was V.P. Sales preceded by V.P. Finance with Granville Phillips Company in Boulder. Mr. Parrish received his MBA degree from Cornell University, Ithaca, New York and his BA degree from Colgate University. He became a CPA licensed in Colorado in 1978.

          In consideration of their agreement to serve as members of the Company's Board of Directors, Charles Powell and Anthony Accetta were each given non-qualified stock options during fiscal year 1996 exercisable to purchase 25,000 shares of Common Stock at an exercise price of $.34 per share. In addition, during the fiscal years ended June 30, 1995 and 1996, outside Directors were reimbursed their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as a Director. Other than the foregoing, during the fiscal year ended June 30, 1996, no director received any additional compensation or remuneration as a member of the Company's Board of Directors. The present term of office of each director will expire at the next annual meeting of shareholders.

          The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of Shareholders. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's By-laws.

          There were no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become a director or executive officer, nor any arrangements or understandings between any director or executive officer and any other person pursuant to which any director or executive officer was elected as such.

          During the past five years, no director or officer of the Company has:

          (1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a, court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings;

          (2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.

          (4) Been found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.


               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
               -------------------------------------------------
         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires any person who owns more than ten percent of any class of any equity security which is registered pursuant to Section 12 of the Exchange Act, or who is a director or an officer of the issuer of such security, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers, and greater than ten-percent shareholders are also required by SEC regulation to furnish the issuer of such securities with copies of all Section 16(a) reports filed.

         Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during the last fiscal year. All of these filing requirements were satisfied by the Company's directors, officers and 10% holders except for one director whose annual report was filed one (1) day late. In making these statements, the Company has relied on the written representation of its directors and officers or copies of the reports that they have filed with the Commission, with copies to the Company.

ITEM 10.  EXECUTIVE COMPENSATION.
--------  -----------------------
          The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

                                                    TABLE 1
                                          SUMMARY COMPENSATION TABLE
                                                                       Long Term Compensation
                                                                 ----------------------------------
                                    Annual Compensation(1)              Awards              Payouts
                                  --------------------------     ---------------------      -------
                                                      Other                                             All
                                                     Annual      Restricted                            Other
Name and                                             Compen-        Stock                    LTIP     Compen-
Principal                         Salary    Bonus    sation       Award(s)    Options/      Payouts   sation
Position                 Year       ($)      ($)     ($)(2)          ($)        SARs          ($)       ($)
---------------         -------  --------   -----   ---------    ----------   --------      -------   ------
Michael J. Ellis          1996     90,000     -0-       -0-         -0-         -0-           -0-       -0-
Chairman, President
and CEO                   1995     90,000     -0-       -0-         -0-         -0-           -0-       -0-

                          1994     90,000     -0-       -0-         -0-         -0-           -0-       -0-

------------------------------

(1) All executive officers of the Company participate in the Company's group health insurance plan. However, no executive officer received perquisites and other personal benefits which, in the aggregate, exceeds the lesser of either $50,000 or 10% of the total annual salary and bonus paid during the respective fiscal years.


1985 AND 1988 QUALIFIED AND 1987 NONQUALIFIED STOCK OPTION PLANS
----------------------------------------------------------------
          The Company has two (2) qualified stock option plans (the "1985 and 1988 Plans") and a nonqualified stock option plan (the "1987 Plan") for the benefit of the Company's officers, directors and key employees. Under the 1985 and 1988 Plans, 389,443 shares of the Company's common stock are available for possible issuance. Under the 1987 Plan 190,000 shares of the Company's common stock are available for possible issuance. The 1985 Plan expires in November, 1995 and includes 259,443 reserved shares. The 1988 Plan expires in November, 1998 and includes 130,000 reserved shares. Grants under the Plans are to be issued at the fair market value of the shares on the date of grant. In prior years, 32,500 options were granted pursuant to the 1987 Plan, all of which subsequently expired unexercised.

          In June, 1993 and June, 1994, the Board of Directors granted nonqualified stock options to two (2) directors/employees and one (former) employee, to purchase an aggregate of 300,000 and 50,000 shares of the Company's Common Stock at exercise prices of $.02 and $.20 per share, respectively. The 300,000 options granted to two (2) directors/employees were exercised during March, 1995. The 50,000 options granted to one (former) employee remain unexercised.

          In July, 1994, the Company appointed an outside director to the Company's Board of Directors at which time the Company granted a nonqualified stock option to this director to purchase 20,000 shares of common stock at an exercise price of $.20 per share. The options have a term of five years and are currently exercisable. As of the date of this Report, these options have not been exercised.

          In December, 1994, the Company appointed an outside director to the Company's Board of Directors at which time the Company granted a nonqualified stock option to this director to purchase 20,000 shares of common stock at an exercise price of $.20 per share. The options have a term of five years and are currently exercisable. As of the date of this Report, these options have not been exercised.

          In December, 1994, the Company retained a third party consultant to serve as a business advisor at which time the Company granted a nonqualified stock option to this individual to purchase 20,000 shares of common stock at an exercise price of $.20 per share. The options have a term of five years and are currently exercisable. As of the date of this Report, these options have not been exercised.

          In fiscal 1995, the Company granted nonqualified stock options to purchase 300,000 shares of common stock at an exercise price of $.20 per share, including 40,000 options to two directors. The options have a term of five years and of these options, approximately 193,000 are currently exercisable and the balance vest over the next two years.

          During fiscal 1996, the Company granted 157,500 nonqualified stock options to purchase common stock at exercise prices of $.28 - $.50 per share, including 50,000 options to directors and 75,000 options to a former officer. All the options have a term of five years and all but 15,000 are currently exercisable (which expired upon termination of an employee). In July 1996, the Company authorized the issuance of an additional 120,000 shares at $.34 per share to a consultant, which will expire in July 1999.

1989 QUALIFIED STOCK PURCHASE PLAN
----------------------------------
          In 1989, the Company adopted an Employee Qualified Stock Purchase Plan (the "1989 Plan"). All full time employees of the Company who have completed six (6) months of employment and own less than five percent (5%) of the Company's common stock are eligible to participate in the 1989 Plan. The 1989 Plan makes available to eligible employees who elect to participate through payroll deductions 60,000 shares of the Company's authorized but unissued shares of common stock. As of the date of this Registration Statement, 2,000 of these shares had been purchase under the 1989 Plan. The purchase price of the common stock purchased under the 1989 Plan is equal to eighty-five percent (85%) of the average of the high and low trading prices of the Company's common stock on the first or last business days of a six-month subscription period, whichever is lower.

1994 STOCK INCENTIVE PLAN
-------------------------
          On October 24, 1994, the Board of Directors of the Company approved and adopted a Stock Incentive Plan (the "1994 Plan"), subject to shareholder approval. Information with respect to the 1994 Plan appears in the Company's Proxy Statement delivered to and approved by shareholders in conjunction with a Special Meeting of Shareholders on October 23, 1995. The Company granted 825,000 options under the Plan of which 760,000 remain outstanding, the remainder having expired with employee terminations. In June 1996, the Company granted employees options to purchase in aggregate, 500,000 shares of common stock at an exercise price of $.34 to $.374 per share including options to the Company president to purchase 100,000 shares. The options have a term of seven years. One-half of these options are currently exercisable and the other half vest ratably over three years. As these recent grants are in excess of the amount reserved for issuance under the 1994 Plan, they will require additional shareholder approval. If approval is not obtained, such options will remain outstanding as nonqualified stock options.

          The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

                                                    TABLE 2

                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FY-END OPTION/SAR VALUES
                             ----------------------------------------------------
                                                                                          Value of
                                                                     Number of           Unexercised
                                                                    Unexercised         In-the-Money
                                                                   Options/SARs         Options/SARs
                                                                   at FY-End (#)      at FY-End ($) (1)

                        Shares Acquired       Value Realized        Exercisable         Exercisable/
Name                    on Exercise (#)             ($)           (Unexercisable)       Unexercisable
----------------        ---------------       --------------      ---------------     -----------------
Michael J. Ellis              -0-                  $-0-               333,333            $65,000 (2)
                                                                     (266,667)
------------------------------

(1) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

(2) Mr. Ellis has 500,000 and 100,000 options exercisable at $.22 and $.374 per share respectively. The fair market value of the securities underlying Mr. Ellis' options at fiscal year end was $.35 per share based upon the average of the closing bid and ask prices of the Common Stock as quoted on the OTC Electronic Bulletin Board. Accordingly, at fiscal year end, Mr. Ellis' options were worth $0.13 and $0.00 per share respectively or $65,000 in total.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------
          The following table sets forth, as of September 24, 1996, and as adjusted for the sale of Option Stock, the stock ownership of each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's common stock, all directors individually and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.


  Name & Address                          Shares Beneficially Owned
of Beneficial Owner                      Number           Percent (1)
-------------------                      -------          -----------
Michael J. Ellis (2)
7464 Arapahoe Avenue, Suite B-17
Boulder, Colorado  80303                 803,828              23.7%

C.M. Capital Corporation
525 University Ave., Suite 1500
Palo Alto, California  94301             700,000              11.8%

Steven M. Bathgate (3)(4)
6300 S. Syracuse Way, Suite 430
Englewood, Colorado  80111               520,000               8.8%

Eugene C. McColley (4)(5)
6300 S. Syracuse Way, Suite 430
Englewood, Colorado  80111               440,000               7.4%

Robert D.S. Turner (6)
7464 Arapahoe Avenue, Suite B-17
Boulder, Colorado  80303                 100,000               3.0%

Mark S. Boledovich (7)
7464 Arapahoe Avenue, Suite B-17
Boulder, Colorado  80303                 200,000               6.3%

Charles M. Powell (8)
4475 Walnut, Suite 2-D
Boulder, Colorado  80301                  45,000                .8%

Anthony T. Accetta (9)
1400 Glenarm Place, Suite 202
Denver, Colorado  80202                   45,000                .8%

All Officers and Directors
as a Group (5 Persons)                 1,193,828              34.6%
------------------------------

(1) Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Report, or within sixty (60) days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent of the class owned by the group. The additional shares included hereby are 854,000 shares.

(2) Does not include Incentive Stock Options exercisable to acquire up to 500,000 shares and 100,000 shares of the Registrant's Common Stock at an exercise price of $.22 and $.374 per share respectively, which are subject to future vesting.

(3) Includes warrants to purchase 260,000 shares of the Registrant's Common Stock at an exercise price of $1.00 per share.

(4) Includes 120,000 shares of the Registrant's Common Stock and warrants exercisable to purchase 120,000 shares of Common Stock beneficially owned by Kiawah Partners, a Colorado general partnership in which Mr. Bathgate and Mr. McColley are each 50% general partners. Mr. Bathgate and Mr. McColley each disclaim beneficial ownership of 60,000 shares of Common Stock and warrants exercisable to purchase 60,000 additional shares of Common Stock owned by Kiawah Partners for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.

(5) Includes warrants to purchase 220,000 shares of the Registrant's Common Stock at an exercise price of $1.00 per share.

(6) Does not include Incentive Stock Options exercisable to acquire up to 25,000 and 54,000 shares of the Registrant's Common Stock at an exercise price of $.20 and $.34 per share respectively, which are subject to future vesting.

(7) Does not include Incentive Stock Options exercisable to acquire up to 100,000 and 75,000 shares of the Registrant's Common Stock at an exercise price of $.20 and $.34 per share respectively, which are subject to future vesting.

(8) Consists of nonqualified stock options exercisable to purchase 20,000 and 25,000 shares of the Registrant's Common Stock at an exercise price of $.20 and $.34 per share respectively.

(9) Consists of nonqualified stock options exercisable to purchase 20,000 and 25,000 shares of the Registrant's Common Stock at an exercise price of $.20 and $.34 per share respectively.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------
          In October 1991, the Company entered into a transaction with C.M. Capital Corporation ("C.M. Capital") pursuant to which C.M. Capital loaned the Company approximately $230,000, of which $170,000 was used to repay a note payable to a bank. In consideration for this loan, the Company issued to C.M. Capital a warrant exercisable through October 1996 to purchase 660,000 shares of Common Stock at $.15 per share (the "C.M. Capital Warrant"). The Company valued this warrant at $20,000, which has resulted in interest expense at approximately 15% on the balance outstanding under this note during 1993 and 1994. The note was fully repaid during 1994. In 1993, this entity purchased 500,000 shares of common stock for $.02 a share. At this time, the Board of Directors of the Company considered several factors in its determination of the fair market value of the Company's restricted Common Stock. Those factors included (i) the absence of a liquid trading market for the Company's Common Stock, (ii) the continued substantial doubt as to the ability of the Company to continue as a going concern, (iii) the lack of profitable operating history of the Company, (iv) the magnitude of the Company's working capital deficit, and
(v) the restricted nature of the shares. Accordingly, the Board of Directors determined $.02 to be the market value of a share of the Company's Common Stock. In April, 1994, the Company and C.M. Capital agreed in principle to exchange the C.M. Capital Warrant for 200,000 shares of the restricted Common Stock of the Company. Documents effecting the exchange were formally executed in December, 1994. All of the securities issued to C.M. Capital were taken for investment and were subject to appropriate transfer restrictions were issued without registration under the Securities Act of 1933 (the "Act") in reliance upon the exemption provided in Section 4(2) of the Act. These securities are "restricted securities" and may only be resold pursuant to a subsequent registration under the Act or an exemption from those registration requirements, including Rule 144 thereunder.

          In February, 1995, the Company formed a subsidiary corporation. The new venture, Event Marketing Systems International, Inc. ("EMSI, Inc."), markets software and hardware products to the sports industry. EMSI, Inc. is owned 80% by SISCOM and 20% by four individuals. The four individual owners include Michael J. Ellis, who is also the president and founder of SISCOM, Cord Periera, who is executive vice president of Diamond Sports, Douglas Piper, co-founder and president of S.R.O Partners, and Kenneth Wilson, president of Wilson Sports Marketing.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
--------  ------------------------------------------------------

          FINANCIAL STATEMENTS
          --------------------
          The following financial statements are filed as part of this report:

          1.   Report of Independent Auditors;

          2.   Audited Balance Sheet as of June 30, 1996;

          3.   Audited Statements of Operations as of June 30, 1996 and 1995;

          4. Audited Statements of Cash Flow for the years ended June 30, 1996 and 1995;

          5. Audited Statement of Stockholders' Equity for the years ended June 30, 1996 and 1995;

          6.   Notes to Financial Statements.

          EXHIBITS
          --------
          a. The following Exhibits are filed as part of this Report pursuant to Item 601 of Regulation S-B:

    Exhibit No.          Title
    -----------          -----
      *  2.1       Amended and Restated Articles of Incorporation

      *  2.2       Certificate of Trade or Assumed Name

      *  2.3       By-laws

      *  3.1       Specimen Common Stock Certificate

      *  3.2       1987 Non-Statutory Stock Option Plan

      *  3.3       1988 Incentive Stock Option Plan, incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Commission in June, 1989

      *  3.4       1989 Employee Qualified Stock Purchase Plan, incorporated
                   by reference from the Company's Registration Statement on form S-8 filed with the Commission in March, 1990

      *  3.5       1994 Stock Incentive Plan

         4.0       Certificate of Designations of Series A Convertible
                   Preferred Stock

      *  5.0       Lease Agreement

      *  10.1      Cross-Receipt between the Company and C.M. Capital
                   Corporation

         10.2      Agreement for Purchase and Sale of Preferred Stock

      *  16.1      Letter on Change in Certifying Accountant
_________________________

* Incorporated by reference from the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, as amended, SEC file number 0-12541.


REPORTS ON FORM 8-K
-------------------
          The Registrant did not file any Current Reports on Form 8-K during the Fourth Quarter ended June 30, 1996.

                     SATELLITE INFORMATION SYSTEMS COMPANY
                                AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                            JUNE 30, 1996 AND 1995

                         INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----
Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheet - June 30, 1996 . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations - For the Years
Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statement of Stockholders' Equity - For
the Period from July 1, 1994 through June 30, 1996 . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows - For the Years
Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  F-7


                         INDEPENDENT AUDITOR'S REPORT






Board of Directors
Satellite Information Systems Company
Boulder, Colorado



We have audited the accompanying consolidated balance sheet of Satellite Information Systems Company and subsidiary as of June 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Satellite Information Systems Company and subsidiary as of June 30, 1996, and the results of their operations and their cash flows for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.


Hein + Associates llp

Denver, Colorado
August 26, 1996 (except for Note 7,
    as to which the date is September 16, 1996)

                     SATELLITE INFORMATION SYSTEMS COMPANY

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996


                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $    89,000
  Receivables:
     Trade, less allowance for doubtful accounts
       of $10,000                                                  32,000
     Other                                                          1,900
  Inventory                                                        21,900
  Prepaid expenses and other                                        3,100
                                                              ------------
       Total current assets                                       147,900

PROPERTY AND EQUIPMENT:
  Computer equipment                                              439,400
  Office furniture and equipment                                   44,300
                                                              ------------
  Less accumulated depreciation                                  (358,500)
                                                              ------------
       Net property and equipment                                 125,200

SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $2,032,900                                      297,300

OTHER ASSETS                                                        3,500
                                                              ------------
TOTAL ASSETS                                                  $   573,900
                                                              ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $   174,700
  Accrued liabilities and other                                   179,900
  Unearned revenue                                                193,500
                                                             -------------
       Total current liabilities                                  548,100

Minority Interest                                                   4,700

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 100,000,000
     shares authorized; none outstanding                             -
  Common stock, no par value; 100,000,000
     shares authorized; 5,067,687 shares
     issued and outstanding                                     1,931,400
                                                             -------------
  Accumulated deficit                                          (1,910,300)
                                                             -------------
  Total stockholders' equity                                       21,100
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    573,900
                                                             ============

      See accompanying notes to these consolidated financial statements.

                     SATELLITE INFORMATION SYSTEMS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Years Ended
                                                          June 30,
                                                -----------------------------
                                                    1996           1995
                                                 -----------    -----------
Net Revenues:
  Software and related services                 $  785,900     $  988,400
  Hardware                                         186,500         53,100
                                                -----------    -----------
  Total revenues                                   972,400      1,041,500

Costs and Expenses:
  Costs of sales                                   602,200        517,400
  Operating, general and administrative            428,400        483,600
  Depreciation and amortization                     42,300         33,300
  Minority interest                                  2,900          1,800
                                                -----------    -----------
       Total expenses                            1,075,800      1,036,100
                                                -----------    -----------
Net Income (Loss)                               $ (103,400)    $    5,400
                                                ===========    ==========
Net Income (Loss) Per Common Share              $    (0.02)    $     *
                                                ===========    ===========
Weighted Average Common Shares Outstanding       5,014,000      4,370,000
                                                 =========      =========
------------------------------
*  Less than $.01 per share.



      See accompanying notes to these consolidated financial statements.

                                     SATELLITE INFORMATION SYSTEMS COMPANY

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JULY 1, 1994 THROUGH JUNE 30, 1996


                                           Common Stock           Treasury Stock                     Total
                                    ----------------------------------------------- Accumulated  Stockholders'
                                       Shares      Amount       Shares    Amount      Deficit       Equity
                                     ----------  -----------    ------- ---------- ------------  -------------
Balances, July 1, 1994              3,896,395   $1,801,100     93,708  $(172,000) $(1,812,300)   $(183,200)

 Sale of common stock                 690,000      276,300          -          -            -      276,300
 Shares issued in connection with:
   Warrant conversion                 200,000            -          -          -            -            -
   Exercise of stock options          300,000        6,000          -          -            -        6,000
 Net income                                 -            -          -          -        5,400        5,400
                                    ----------  -----------   -------- ---------- ------------   ----------
Balances, June 30, 1995             5,086,395    2,083,400     93,708   (172,000)  (1,806,900)     104,500

 Retirement of treasury stock         (93,708)    (172,000)   (93,708)   172,000            -            -
 Issuance of stock to an officer
   for services and cash               75,000       20,000          -          -            -       20,000

 Net loss                                   -            -          -          -     (103,400)    (103,400)
                                    ----------  -----------   -------- ---------- ------------   ----------
Balances, June 30, 1996             5,067,687   $1,931,400          -  $       -  $(1,910,300)   $  21,100
                                    =========   ==========    ======== ========== ============   =========


See accompanying notes to these consolidated financial statements.

                     SATELLITE INFORMATION SYSTEMS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended
                                                          June 30,
                                                -----------------------------
                                                    1996           1995
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $ (103,400)    $    5,400
 Adjustments to reconcile net income (loss)
   to net cash from operating activities:
    Depreciation and amortization                  197,600        149,900
    Issuance of common stock for services           15,000              -
    Minority interest                                2,900          1,800
    Other                                                -          2,300
    Changes in operating assets and liabilities:
      Receivables                                  134,300       (126,300)
      Inventories                                  (21,900)        41,500
      Prepaid expenses and other                    21,800         (7,000)
      Accounts payable                              13,100        (45,200)
      Accrued liabilities                           63,700         58,700
      Unearned revenue                             (50,200)       (91,800)
                                                 ----------     ----------
   Net cash provided by (used in) operating activities272,900     (10,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                              (26,300)       (97,200)
                                                 ----------     ----------
 Capitalized software development costs           (221,500)      (178,700)
                                                 ----------     ----------
   Net cash used in investing activities          (247,800)      (275,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from exercise of common stock options      -          6,000
 Proceeds from issuance of common stock              5,000        276,300
                                                 ----------     ----------
   Net cash provided by financing activities         5,000        282,300

NET INCREASE (DECREASE) IN CASH                     30,100         (4,300)
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, at beginning of period   58,900         63,200
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, at end of period      $  89,000      $  58,900
                                                 =========      =========

      See accompanying notes to these consolidated financial statements.

                     SATELLITE INFORMATION SYSTEMS COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     Nature of Operations and Principles of Consolidation -
     -----------------------------------------------------
     Satellite Information Systems Company (SISCOM) was incorporated in the State of Colorado on September 29, 1982. SISCOM operates as a software development company that provides computer based products and services to the electronic media and sports industry. On February 8, 1995, SISCOM formed a new subsidiary, called Event Marketing Systems International, Inc. (EMSI). SISCOM owns 80% of the outstanding stock of EMSI, with four other individuals, including the Company's president, owning 5% each. EMSI markets and supports software solutions to the sports industry. Operations of EMSI have substantially been curtailed subsequent to year-end. The consolidated financial statements include the accounts of SISCOM and EMSI. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Inventory -
     ---------
     Inventory consists of finished goods. Costs of finished goods is based on specific identification.

     Property and Equipment -
     ----------------------
     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets (approximately 5 years). The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

     Software Development Costs -
     --------------------------
     The Company capitalizes costs of producing software to be sold, leased, or otherwise marketed, incurred subsequent to establishing technological feasibility in accordance with Financial Accounting Standards Statement No. 86.

     Amortization of capitalized software development costs is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue for that product or the straight-line method, not to exceed three years. In addition, management periodically compares the unamortized capitalized costs for each product to the net realizable value of that product. The amount by which the unamortized capitalized costs exceed the net realizable value is charged to operations.

     The total amount charged to expense in the statements of operations for amortization of capitalized software costs was $155,300 and $116,600 for the years ended June 30, 1996 and 1995, respectively, and is included in cost of sales. Total amounts charged to research and development for software development was $14,400 and $35,500 for the years ended June 30, 1996 and 1995, respectively.

     Costs incurred in researching, designing and planning for the development of new software are classified as research and development expenses and are charged to operations as incurred. Such amounts have been immaterial for the periods presented.

     Unearned Revenue -
     ----------------
     Unearned revenue primarily represents payments received on deferred maintenance contracts that has not been earned. The amounts are amortized into revenue on a monthly basis over the life of the contract.

     Revenue Recognition -
     -------------------
     Revenue from the sale of computer equipment and the licensing of the Company's proprietary software to end users, predominantly in the broadcast and sports industries, is recognized when the software is delivered and the Company has substantially performed all material obligations relating to the sale agreement and collectibility is deemed probable by management. Revenue from software services is recognized ratably over its contractual period or as the services are performed.

     Costs for maintenance and customer support are charged to expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

     Income Taxes -
     ------------
     The Company accounts for income taxes on the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Net Income (Loss) Per Common Share -
     ----------------------------------
     Net income (loss) per common share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents as calculated under the treasury stock method. For fiscal 1996 and 1995, common stock equivalents have been excluded as their effect would be immaterial or antidilutive.

     Statement of Cash Flows -
     -----------------------
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid no income taxes during the two year period ended June 30, 1996. Cash paid for interest was $3,200 and $20,000 for the years ended June 30, 1996 and 1995, respectively.

     Use of Estimates -
     ----------------
     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company's financial statements are based upon certain significant estimates, including the recoverability of software development costs and the valuation allowance for deferred tax assets. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates could materially change within the next year.

     Financial Instruments -
     ---------------------
     Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at June 30, 1996, management's best estimate is that the carrying amount of cash and equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

     Reclassification -
     ----------------
     Certain reclassifications have been made to 1995 balances to conform to 1996 presentations. Such reclassifications had no effect on net income or loss.

     Impact of Recently Issued Accounting Standards -
     ----------------------------------------------
     In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995.
FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.


2.   STOCKHOLDERS' EQUITY:
     --------------------

     Preferred Stock -
     ---------------
     The Company has authorized 100,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Board of Directors (see Note 7).

     Stock Issuances -
     ---------------
     In fiscal 1992, as additional consideration for a loan, the Company issued a warrant to purchase 660,000 shares of common stock at $.15 per share, exercisable through October 1996. In fiscal 1995, the Company exchanged the warrant for 200,000 shares of common stock.

     In June 1994, the Company sold 440,000 units for $110,000. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant (warrant). Each warrant is exercisable for a period of five years to purchase one additional share of the Company's common stock at an exercise price of $1.00 per share.

     In November 1994, the Company sold 200,000 units for $50,000. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant (warrant). Each warrant is exercisable for a period of five years to purchase one additional share of the Company's common stock at an exercise price of $1.00.

     In January 1995, the Company borrowed $60,000 in the form of two bridge loans to be repaid from the proceeds of its anticipated May 1995 private placement. These loans carried an interest rate of 12% per annum and a one-year maturity. As part of the transaction, the lenders also received warrants to purchase 60,000 shares of common stock exercisable for 3 years at an exercise price of $.25 per share. These loans have been repaid.

     In May 1995, the Company completed a private placement offering of 490,000 units at $.50 per unit for a total of $245,000 less issuance costs of $19,000. Each unit consisted of one share of restricted common stock and one common stock purchase warrant exercisable until January 31, 1998 at an exercise price of $1.00 per share. In September 1995, the Company granted in effect a warrant to purchase 49,000 units at $.50 per unit to certain persons who assisted in this offering. The warrant is exercisable through April 2000.

     In fiscal 1996, the Company sold 75,000 shares to an officer for $5,000 in cash and services. The Company valued the services at $15,000 for financial reporting purposes based on the trading price of the Company's common stock.

     In 1989, the Company adopted an Employee Qualified Stock Purchase Plan (`89 Plan). All full time employees of the Company who have completed six months of employment and own less than five percent of the Company's common stock are eligible to participate in the `89 Plan. The `89 Plan, makes available 60,000 shares of the Company's authorized but unissued shares of stock. As of June 30, 1996, 2,000 shares had been purchased under the `89 Plan. The purchase price of the common stock purchased under the `89 Plan will generally be 85% of the market value of the Company's common stock.

     Stock Options -
     -------------
     In 1987, the Company installed a nonqualified stock option plan (the `87
Plan) which includes 157,500 reserved shares and which expires in 1997. In 1988, the Company installed a qualified stock option plan (the `88 Plan) which includes 130,000 reserved shares and which expires in 1998. Grants under the Plans are to be issued at the fair market value of the shares at the date of grant. Currently, there are no options outstanding under the Plans.

     In fiscal 1993 and 1994, the Board of Directors granted nonqualified stock options to two directors/employees to purchase an aggregate of 300,000 and 50,000 shares of common stock at an exercise price of $.02 and $.20 per share, respectively. The options were exercised in March 1995 at $.02 a share for consideration of $6,000. The 50,000 remaining options remain outstanding.

     In fiscal 1995, the Company's shareholders approved a stock incentive plan
(Plan). Under the Plan, the Company is authorized to grant incentive stock options or nonqualified stock options, exercisable to purchase, in the aggregate, 1,000,000 shares of the Company's common stock. In January 1995, the Company's Board of Directors approved the grant of incentive stock options to purchase, in aggregate, 825,000 shares of common stock at exercise prices of $.20 - $.22 per share to the Company's employees, including options to purchase 500,000 shares to the Company's president. The options have a term of five to seven years, one half of which are currently exercisable and one half of which vest ratably over three years. Currently, 760,000 of the original 850,000 options granted are outstanding, the remainder having expired with employee terminations. In June 1996, the Company granted employees options to purchase in aggregate, 500,000 shares of common stock at an exercise price of $.34 to $.374 per share including options to purchase 100,000 shares to the Company's president. The options have a term of five to seven years. One-half of the options are currently exercisable and the other half vest ratably over three years. As these grants were in excess of the amount reserved for issuance under the Plan, additional shareholder approval will be required. The Board of Directors has approved increasing the shares reserved under the Plan to 1,500,000 shares. If shareholder approval is not obtained, such options will remain outstanding as nonqualified stock options. Subsequent to year-end, an officer resigned and 50,000 of the options which were not vested have expired.

     In fiscal 1995, the Company granted nonqualified stock options to purchase 300,000 shares of common stock at an exercise price of $.20 per share, including 40,000 options to two directors. The options have a term of five years and of these options, approximately 193,000 are currently exercisable and the balance vest over the next two years.

     During fiscal 1996, the Company granted 157,500 nonqualified stock options to purchase common stock at exercise prices of $.28 - $.50 per share, including 50,000 options to directors and 75,000 options to a former officer. All the options have a term of five years and all but 15,000 are currently exercisable (which expired upon termination of an employee). In July 1996, the Company authorized the issuance of an additional 120,000 shares at $.34 per share to a consultant, which will expire in July 1999.

     Options outstanding are as follows:

                         Non-Qualified                  Qualified
                  --------------------------   --------------------------
                     Options       Prices        Options      Prices
                    ---------    ----------     ---------   -----------
July 1, 1994        360,000    $.02 - .91              -   $    -
  Granted           300,000           .20        825,000    .20 - .22
  Exercised        (300,000)          .02              -        -
  Expired           (10,000)          .91              -        -
                   ---------   ----------      ----------  -----------
June 30, 1995       350,000           .20        825,000    .20 - .22
  Granted           157,500     .28 - .50        500,000    .34 - .374
  Exercised               -                            -
  Expired           (15,000)                     (65,000)         .20
                   ---------   ----------      ----------  -----------
June 30, 1996       492,500    $.20 - .50      1,260,000   $.20 - .374
                    =======    ==========      =========   ===========

Warrants outstanding are as follows:

                                     Warrants            Prices
                                     ---------           ------
  June 1994 offering                  440,000           $ 1.00
  November 1994 offering              200,000             1.00
  January 1995 bridge loan             60,000              .25
  May 1995 offering                   539,000             1.00
  May 1995 offering                    49,000              .50
                                    ---------
                                    1,288,000
                                    =========


3.   INCOME TAXES:
     ------------

     Deferred tax assets (liabilities) are comprised of the following at June 30, 1996:

                                                     Long-Term
                                                    ------------
Deferred asset (liabilities):
     Net operating loss carryforward                $ 1,512,000
     Capitalized software basis differences            (112,000)
                                                    ------------
Net deferred tax asset                                1,400,000

Less valuation allowance                             (1,400,000)
                                                    ------------
                                                    $         -
                                                    ============


     The Company has accumulated net operating loss carryforwards of approximately $4,000,000 for income tax purposes as of June 30, 1996. The Company also has general business tax credit carryforwards of $139,000. These amounts expire periodically through 2011 if not utilized sooner.


4.   RETIREMENT PLAN:
     ---------------

     The Company has established a defined contribution retirement plan. Employees obtain eligibility in the plan after one year of service. Eligible employees are allowed to defer a portion of their pay up to the lesser of
(i) the maximum amount allowed pursuant to IRS regulations or (ii) 15% of their annual salary. The Company may match up to 50% of employee contributions, limited to the smaller of 6% of an employee's salary or 10% of the Company's pretax earnings. The Company made no matching contributions to the plan for fiscal years 1996 or 1995. Participants are entitled, upon termination or retirement, to their vested portion of the retirement fund assets.


5.   MAJOR CUSTOMERS AND SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:
     -------------------------------------------------------------
     As a result of large turnkey software sales, which included hardware, software, and related services, the following customers comprised greater than 10% of total revenue.

                                   Years Ended June 30,
                                   --------------------
             Customer                1996       1995
             --------                ----       ----
                 A                     -         10%
                 B                     -         18%
                 C                    10%         -



     Substantially all revenues and receivables are derived from sales to the electronic media and sports industries. The Company's customers are generally geographically located in the United States. There are no receivables from the major customers listed above at June 30, 1996. Financial instruments that subject the Company to concentrations of credit risk consist primarily of trade receivables. Trade receivables are generally not collateralized.

6.   COMMITMENTS:
     -----------

     Office Lease -
     ------------
     The Company leases its office space under a noncancellable operating lease which expired in August 1996. The Company is leasing the office space on a month-to-month basis. Total rental expense was $38,325 and $36,700 for the years ended 1996 and 1995, respectively.

     Judgment Order -
     --------------
     Included in accounts payable at June 30, 1996 is a liability to a vendor of which the Company is obligated to pay pursuant to an order of judgment by default entered into in 1993. The original balance was approximately $142,000 and the balance at June 30, 1996 is approximately $70,000. The Company is attempting to negotiate a settlement of this debt at a lower amount. This obligation bears interest at an annual rate of 8%.


7.   Subsequent Events:
     -----------------
     Subsequent to June 30, 1996, the Company's Board of Directors has authorized 4,000,000 shares of no par value Series A Convertible Preferred Stock (Series A) to be sold to an investor group for $1,000,000. Series A has noncumulative dividends at an annual rate of $.0175 per share, which will only be paid out of the net profits or surplus of the Company as determined by the Board of Directors. No dividends will be paid on the common stock, no distributions will be made on the common stock, and no shares of common stock will be redeemed, retired, or otherwise acquired for valuable consideration until all declared dividends on the Series A have been paid, or the Company has set aside a sufficient amount to pay them. The Series A has a liquidation preference of $.25 per share. The holders of Series A have voting rights that are identical to the voting rights of holders of common stock. At the option of the holder, the shares of Series A are convertible into shares of the Company's common stock on a one-for-one basis. The Series A is only convertible during the period commencing the earlier of one year from the date of issuance, or the effective date of a registration statement registering for sale the shares of common stock issuable upon conversion of the Series A, and ending three years from the date of issuance. Holders of Series A have the right to demand that the Company file a registration statement to register for sale the shares of common stock received upon conversion. All costs of such registration shall be paid by the Company. Conversion values shall be adjusted for stock splits and combinations.

     As part of the sale of these shares, the purchaser shall have two representatives on the Company's Board of Directors. Furthermore, among other things, the Company shall not issue new common stock or stock options or incur additional debt without the approval of the designated representatives of the Series A holders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SATELLITE INFORMATION SYSTEMS COMPANY



Date:     10/15/96            By:   /s/ Michael J. Ellis
     ---------------------         -------------------------------
                                   Michael J. Ellis, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Position                  Date
---------                                --------                  ----


 /s/ Michael J. Ellis             Chairman of the Board,         10/15/96
-------------------------------     President and Chief         ----------
Michael J. Ellis                     Executive Officer




 /s/ Mark S. Boledovich           Director, Acting Chief         10/15/96
-------------------------------      Financial Officer          ----------
Mark S. Boledovich




 /s/ Robert D. S. Turner                 Director                10/15/96
-------------------------------                                 ----------
Robert D. S. Turner




 /s/ Anthony T. Accetta                  Director                10/15/96
-------------------------------                                 ----------
Anthony T. Accetta




 /s/ Charles M. Powell                   Director                10/15/96
-------------------------------                                 ----------
Charles M. Powell