Form 10QSB
period 1996-09-30
SATELLITE INFORMATION SYSTEMS CO
filed 1996-11-19
CIK 721235

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
       For the transition period from                to
                                      --------------    ----------------

                       Commission file number:  0-12541

                     SATELLITE INFORMATION SYSTEMS COMPANY
                     -------------------------------------
       (Exact Name of small business issuer as Specified in its Charter)

   Colorado                                                84-0899779
-------------------                                   -----------------------
(State or other jurisdiction                             I.R.S. Employer
of incorporation or organization)                     Identification number

7464 Arapahoe Avenue, Suite B-17, Boulder, Colorado           80303
---------------------------------------------------      ------------------
     (Address of Principal Offices)                            (Zip Code)

Registrant's telephone number, including area code:          (303) 449-0442
                                                            -----------------

        ---------------------------------------------------------------
        (Former name, former address and dormer fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [ X ] Yes   [  ] No

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 of 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   [  ]  Yes    [  ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of September 30, 1996, Registrant had 5,067,687 shares of common stock and 4,000,000 shares of Preferred Stock outstanding.

                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets at September 30, 1996 (unaudited) and June 30, 1996

               Consolidated Statement of Operations for the Three Months Ended September 30, 1996 and September 30, 1995 (unaudited)

               Consolidated Statement of Cash Flows for the Three Months Ended September 30, 1996 and September 30, 1995 (unaudited)

               Note to Financial Statements

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

     Item 1.        Legal Proceedings

     Item 2.        Changes in Securities

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

                         PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

            Page 4 Consolidated Balance Sheets at September 30, 1996 (unaudited) and June 30, 1996

            Page 5 Consolidated Statement of Operations (unaudited) for the Three Months Ended September 30, 1996 and September 30, 1995

            Page 6 Consolidated Statement of Cash Flows (unaudited) for the Three Months Ended September 30, 1996 and September 30, 1995

            Page 7  Note to Financial Statements

                     SATELLITE INFORMATION SYSTEMS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                    ------
                                            September 30,     June 30,
                                                1996            1996
                                            -------------   -------------
                                            (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                  $    44,600     $    89,000
 Money Market                                   802,200             -

 Receivables:
   Trade, less allowance for doubtful
     accounts of $10,000                        130,700          32,000
 Other                                               -            1,900
 Inventory                                       90,300          21,900
 Prepaid expenses and other                       3,200           3,100
                                            ------------    ------------
     Total current assets                     1,071,000         147,900

PROPERTY AND EQUIPMENT
 Computer equipment                             486,500         439,400
 Office furniture and equipment                  45,900          44,300
 Less accumulated depreciation                 (370,400)       (358,500)
                                            ------------    ------------
     Net property and equipment                 162,000         125,200

SOFTWARE DEVELOPMENT COSTS
 (net of accumulated amortization
  of $2,076,100 and $2,032,900)                 294,900         297,300

OTHER ASSETS                                      9,700           3,500
                                            ------------    ------------
TOTAL ASSETS                                $ 1,537,600     $   573,900
                                            ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
 Accounts payable                            $  136,500      $  174,700
 Accrued liabilities and other                   54,900         179,900
 Unearned revenue                               299,100         193,500
                                            ------------    ------------
     Total current liabilities                  490,500         548,100
                                            ------------    ------------
MINORITY INTEREST                                 4,200           4,700

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, no par value;
   100,000,000 shares authorized;
   issued 4,000,000 shares;
   liquidation preference 1,000,000           1,000,000              -
 Common stock, no par value;
   100,000,000 shares authorized;
   issued 5,161,395 shares                    1,931,400       1,931,400
 Accumulated deficit                         (1,888,500)     (1,910,300)
                                            ------------    ------------
     Total stockholders' equity (deficit)     1,042,900          21,100
                                            ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,537,600     $   573,900
                                            ===========     ===========

See accompanying notes to these financial statements.

/TABLE

                     SATELLITE INFORMATION SYSTEMS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    For the Three Months
                                                     Ended September 30,
                                                -----------------------------
                                                    1996           1995
                                                ------------   ------------
NET REVENUES:
  Software and related services                 $  180,200     $  219,600
  Hardware                                          37,000         80,200
                                                -----------    -----------
                                                   217,200        299,800

COSTS AND EXPENSES:
  Costs of sales                                   110,500        182,300
  Operating, general and administrative            101,000        156,400
  Depreciation and amortization                     11,900         10,500
  Other expense (income)                           (28,000)         2,200
  Minority interest                                     -              -
                                                -----------    -----------
                                                   195,400        351,400
                                                -----------    -----------

NET INCOME (LOSS)                               $   21,800     $  (51,600)
                                                ==========     ===========

NET INCOME (LOSS) PER COMMON SHARE              $      0.0   * $    (0.01)
                                                ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       5,067,700      4,370,000
                                                 =========      =========

*  Less than $.01 per share.


See accompanying notes to these financial statements.

                     SATELLITE INFORMATION SYSTEMS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Three Months
                                                     Ended September 30,
                                                 --------------------------
                                                    1996           1995
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $   21,800   $    (51,600)
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                   55,000         10,500
    Settlement of Judgment                         (26,700)            -
    Sales Allowance                                     -           6,600
    Equipment for Services                          25,800             -
    Minority interest                                  500          2,200
    Changes in operating assets and liabilities:
      Receivables                                  (96,800)        46,400
      Inventories                                  (68,400)            -
      Prepaid expenses and other                    (6,300)         8,900
      Accounts payable                             (38,200)        15,900
      Accrued liabilities and other               (125,000)       105,700
      Unearned revenue                             105,600        (27,600)
                                                 ----------     ----------
   Net cash provided by operating activities      (152,700)       117,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                              (48,700)       (27,600)
 Capitalized software development costs            (40,800)       (26,000)
                                                 ----------     ----------
   Net cash used in investing activities           (89,500)       (53,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock       1,000,000             -
                                                 ----------     ----------
   Net cash provided by financing activities     1,000,000             -

   Net increase (decrease) in cash                 757,800         63,400
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS,
 at beginning of period                             89,000         58,900
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS,
 at end of period                                $ 846,800      $ 122,300
                                                 =========      =========

See accompanying notes to these consolidated financial statements.

                     SATELLITE INFORMATION SYSTEMS COMPANY
                         NOTES TO FINANCIAL STATEMENTS
     (Information for the Period Subsequent to June 30, 1996 is Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:
     -----------------------------------------
     General -
     -------
     Satellite Information Systems Company (SISCOM) was incorporated in the State of Colorado on September 29, 1982. SISCOM currently operates as a software development company that provides computer based products and services to the electronic media and sports industry. On February 8, 1995, in the State of Colorado, Satellite Information Systems Company formed a new subsidiary, without predecessor operations, called Event Marketing Systems International, Inc. ("EMSI, Inc."). SISCOM holds 80% of the outstanding stock of this new venture, with four other individuals including, Michael J. Ellis, President of SISCOM, holding 5% each. EMSI, Inc. markets and supports software solutions to the sports industry. The consolidated financial statements include the accounts of SISCOM and its 80% owned subsidiary EMSI, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Unaudited Information -
     ---------------------
     The balance sheet as of September 30, 1996 and the statements of operations for the three months ended September 30, 1996 and 1995 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 1996 and the results of operations for the three months ended September 30, 1996 and 1995. The results of operations for the period ended September 30, 1996, will not necessarily be indicative of the operating results for the full year.

     Unearned Revenue -
     ----------------
     Unearned revenue primarily includes revenue received on deferred maintenance contracts that has not been earned and amounts associated with products delivered which are subject to a thirty (30) day money-back guarantee from date of delivery. Unearned maintenance contract revenue is amortized into revenue on a monthly basis over the life of the contract.

     Reclassification -
     ----------------
     Certain reclassifications have been made to 1995 balances to conform to 1996 presentations. Such reclassifications had no effect on net income or loss.

     Incorporation by Reference -
     --------------------------
     The Company has elected to incorporate by reference the financial statement disclosures as included in its previously filed Form 10-KSB. Reference should be made in reviewing this 10-QSB to the disclosures contained in the Form 10-KSB dated September 24, 1996.

     Certain disclosures related to the current period financial information are included below.


2.   STOCKHOLDERS' EQUITY:
     --------------------
     Preferred Stock -
     ---------------
     On September 12, 1996 the Company finalized an agreement to sell 4,000,000 shares of newly issued convertible preferred stock to an investor for $1,000,000. These shares carry a 7% non-cumulative dividend and are convertible into the Company's common stock on a one-for-one basis commencing the earlier of one year from the date of issuance or the effective date of a registration statement registering for sale of the shares of common stock issuable upon conversion of the Series A preferred and ending three years from the date of issuance. No dividends will be paid on the existing common stock, no distributions will be made on the common stock, and no shares of common stock will be redeemed, retired, or otherwise acquired for valuable consideration until all declared dividends on the Series A have been paid or the Company has set aside sufficient amount to pay them. The holders of the Series A will have voting rights that are identical to the voting rights of holders of common stock. As part of the sale of these shares, the purchaser shall have two representatives on the Company's Board of Director's.


3.   OTHER INCOME:
     ------------
     At June 30, 1996 the company had included in accounts payable a liability to a vendor which the Company was obligated to pay pursuant to an order of judgment by default entered into in 1993. During the quarter the company successfully negotiated a settlement on the remaining balance for a lump sum payment resulting in $26,700 of other income.

                                    PART I.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED)

During quarter ended September 30, 1996, SISCOM generated revenue of $217,200 with resulting net income of $21,800 as compared to revenue of $299,800 and net loss of $(51,600) during the same quarter of fiscal 1995.


Revenue
-------
The following table outlines the Company's revenue mix over the first fiscal quarter.

                                  Quarter Ended September 30,
                            ---------------------------------------
                                    1996                 1995
                              ----------------     ----------------
Product Sales
    Software sales           $  68,600     32      $ 110,000    37
    Hardware sales              37,000     17         79,000    26
Software Services              110,600     51        111,000    37
                             ---------    ----     ---------   ----
Total Revenue                $ 217,200    100%     $ 300,000   100%
                             =========    ====     =========   ====

Product Sales include the sale of proprietary software and computer hardware to the broadcast and cable media markets and the sports industry. The Company's principal product is NewsPro(-Registered Mark-), an electronic newsroom management system, video logging and retrieval software for the broadcast and sports industries.

Quarter ended September 30, 1996 software sales decreased $41,400 from the quarter ended September 30, 1995. This decrease primarily was a result of the discontinuation of Stadium Click Effects software sales.

SISCOM's hardware sales decreased from approximately $80,000 in the quarter ended September 30, 1995 to $37,000 during the quarter ended September 30, 1996. The quarter ended September 30, 1995 hardware revenue included amounts earned from sales of Stadium Click Effects products through it's subsidiary EMSI. The company has curtailed sales along these line since last spring when it's re-sale agreement for Stadium Click Effects between EMSI and a third party software developer was terminated. The company continues to direct its resources toward developing and selling higher margin video related software products to its customers.

The Company continues to focus on providing quality software and services. Gross margin on hardware, as discussed later, has traditionally been significantly less than the gross margin on software and services. Management believes that future hardware provider relationships and sales will offer the Company both access to leading technology and leverage to expand the sale of the Company's software products and services.

Management believes that SISCOM has consciously served a niche market of specialized customers. Because of its minimal marketing efforts, the Company has historically had to rely on revenues from a few substantial installations to large customers such as the NBA. This reliance has resulted from the Company's limited working capital rather than any limitations in the scope of the potential markets and customers for the Company's products. However, prospectively, management believes that the Company is not dependent on any one customer as it continues to identify, develop and market solutions for existing and new opportunities.

NewsPro(-Registered Mark-) maintenance revenue, is the primary component of software services at 51% of total revenue for the quarter. The absolute dollar amount of maintenance revenue remained relatively consistent in comparison with the same quarter of the prior year.


Costs and Expenses
------------------
The following table outlines the cost of sales components for the first quarter of fiscal 1997 and 1996.

                                  Quarter Ended September 30,
                            ---------------------------------------
                                    1996                 1995
                              ----------------     ----------------
Hardware cost of sales       $  29,900     27%     $  69,000    38%
Direct labor and materials      37,500     34         46,000    25
Software Royalties                   -      -         63,000    35
Other                           43,100     39          4,000     2
                             ---------    ----     ---------   ----
    Total Cost of Sales      $ 110,500    100%     $ 182,000   100%
                             =========    ====     =========   ====

Cost of sales and services includes components for hardware sales, direct labor and materials used in the manufacture of software, royalties due under distributor agreement to the developer of third party software products and other expenses incurred to generate revenue. For the quarter ended September 30, 1996, cost of sales and services was 51% of total revenue compared with 61% for the same period in the prior year. Gross margins were 49% in the first quarter of fiscal 1997 and 39% in the same quarter of the prior fiscal year.

The increase in gross margin is primarily attributable to the change in sales mix between hardware and software experienced by SISCOM over the period. Software and related services have consistently had substantially higher margins than hardware in the past. In the first quarter of fiscal 1997, SISCOM had significantly less hardware revenue as compared to the first quarter of the prior fiscal year, primarily as a result of the termination of its re-sale agreement for Stadium Click Effects.

The cost of direct labor and materials includes employee hours spent contract programming and installing, training, and supporting the Company's products as well as any materials and supplies directly used in the process. The total cost of direct labor decreased approximately $8,500 or 18% between quarter ended September 30, 1996 and September 30, 1995. The decrease in direct labor between the quarters was primarily due to the loss of one employee dedicated to programming.

The software royalties component of cost of sales relates to the February 1995 distributor agreement between the third party developer and EMSI, Inc. for the sale of Stadium Click Effects software. Under the terms of this agreement EMSI, Inc., acting as the exclusive authorized distributor of Stadium Click Effects, sublicenses the product directly to the customer and pays the developer between 75% and 45% of the net licensing fee depending on the specifics of each customer transaction. Therefore, as previously noted, the termination of this third party agreement would result in the lack of expenditure for software royalties in the first quarter of the current fiscal year as compared to $63,000 in the same quarter the previous year.

Additionally, there has been a reclassification of amortization expense on capitalized software creation costs into cost of sales. This treatment is consistent with the period reported on in the annual Form 10-K.

Operating, general and administrative expenses for the quarter ended September 30, 1996 decreased by approximately $55,400 or 35% from the quarter ended September 30, 1995. The majority of the decrease was due to a net decrease in salaries, payroll tax expense and employee benefits between the quarters. This decrease in personnel costs is attributable to the loss of two full-time employee: one during the third quarter of fiscal 1996, and one in the first quarter of the current year. There was an addition of one employee, very late in the first quarter of the fiscal year, but final result was a net decrease in the overall salaries and related expense. The overall decrease in operating general and administrative expenses also includes a corresponding decrease in the amount of cost allocated to the capitalization of software development from the prior fiscal year. The decrease in capitalizable costs was approximately $15,500 between the quarters ended September 30, 1996 and September 30, 1995.

Depreciation expense was $11,900 and $10,000 for the three months ended September 30, 1996 and 1995, respectively. The increase is minimal between the quarters, and is attributable to additions in the later part of the first quarter to the property and equipment. The actual increase in the additions to the property and equipment during the first quarter was $48,700 in comparison to $27,600 in the same quarter in the previous year. The majority of the old existing assets are fully depreciated.

Costs incurred in researching, designing and planning for the development of new software are charged to operations in the year incurred. Such amounts approximated $0 and $ 13,000 for the quarter ended September 30, 1996 and 1995, respectively. The Company continued to emphasize business development during the quarter ended September 30, 1996 however, the support of existing contracts and business relationships provided the greatest return on expenditures. Therefore, no expenditure toward research and design of new software was made during the first quarter of the current year.

Net capitalized software development costs were $40,800 and approximately $26,000 in the first quarter of the fiscal years 1997 and 1996 respectively. The net increase of capitalized assets over the first quarter to the additional number of hours and personnel dedicated to software development. Management anticipates a continued emphasis on software development as it responds to the ongoing requests of existing and new customers across markets. Generally, the Company amortizes software development costs straight line over three years.


LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1996 (UNAUDITED) COMPARED TO JUNE 30, 1996
----------------------------------------------------------------------------

SISCOM's current working capital surplus, which represents current assets minus current liabilities increased during the three months ended September 30, 1996 to $580,500 from a deficit at year end of $(400,200). The primary increase results from the closing on the sale of 4,000,000 shares of preferred stock for $1,000,000. (see financial note 2) Another source was the increase in unearned revenue, of $105,600 over the first quarter. The increase is primarily attributable to the timing of annual renewals and reserving for unearned income on progress billings. Additionally, the company generated net income of $21,800 over the first quarter.

The Company's primary uses of cash and working capital during the quarter were the purchase of fixed assets and inventory, of $48,700 and $68,400 respectively. The addition of capital assets included additions and upgrades to the computer equipment used in software development and customer support. Inventory additions represented purchases of equipment for work in progress on existing purchase orders and contracts. In addition the company continues to use working capital to add to their capitalized software creation costs.

Management believes that inflation has not had a material impact on its results of operations.

                         PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor any of its management in their capacities as such is the subject of any pending material legal proceedings.


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SATELLITE INFORMATION SYSTEMS COMPANY



Dated:  November 19, 1996               By:  /s/ Michael J. Ellis
       -------------------                   ------------------------
                                             Michael J. Ellis, President