Form 10QSB
period 1996-12-31
SATELLITE INFORMATION SYSTEMS CO
filed 1997-02-18
CIK 721235

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the quarterly period ended December 31, 1996

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               ---------------         ---------------

                      Commission file number:   0-12541
                                                -------

                    SATELLITE INFORMATION SYSTEMS COMPANY
                    -------------------------------------
      (Exact Name of small business issuer as Specified in its Charter)

            Colorado                                   84-0899779
---------------------------------            ---------------------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)

7464 Arapahoe Avenue, Suite B-17, Boulder, Colorado              80303
---------------------------------------------------    -----------------------
          (Address of Principal Offices)                    (Zip Code)


Registrant's telephone number, including area code:    (303) 449-0442
                                                            --------------

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 1996, Registrant had 5,067,687 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check One): [  ] Yes [  ] No

                                    INDEX


PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheets at December 31, 1996 (unaudited) and June 30, 1996

                    Consolidated Statement of Operations for the Three Months and Six Months Ended December 31, 1996 and December 31, 1995 (unaudited)

                    Consolidated Statement of Cash Flows for the Three Months Ended December 31, 1996 and December 31, 1995 (unaudited)

                    Notes to Financial Statements

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

          ITEM 3.   Defaults Upon Senior Securities

          ITEM 4.   Submission of Matters to a Vote of Security Holders

          ITEM 5.   Other Information

          ITEM 6.   Exhibits and Reports on Form 8-K

                        PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

            Page 4-5 Consolidated Balance Sheets at December 31, 1996 (unaudited) and June 30, 1996

            Page 6-7 Consolidated Statement of Operations for the Three Months and Six Months Ended December 31, 1996 and December 31, 1995 (unaudited)

            Page 8 Consolidated Statement of Cash Flows for the Six Months Ended December 31, 1996 and December 31, 1995 (unaudited)

            Page 9-10    Notes to Financial Statements

                    SATELLITE INFORMATION SYSTEMS COMPANY
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                                 December 31,     June 30,
                                                     1996           1996
                                                 ------------    ------------
                                                                 (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                          $  721,400     $   89,000

      Receivables:
           Trade, less allowance for doubtful
                accounts of $10,000                   126,700         32,000
      Other                                                -           1,900
      Inventory                                       106,600         21,900
      Prepaid expenses and other                        5,100          3,100
                                                   -----------    -----------
           Total current assets                       959,800        147,900

PROPERTY AND EQUIPMENT
      Computer equipment                              501,300        439,400
      Office furniture and equipment                   48,400         44,300
      Less accumulated depreciation                  (384,800)      (358,500)
                                                   -----------    -----------
           Net property and equipment                 164,900        125,200

SOFTWARE DEVELOPMENT COSTS
      (net of accumulated amortization
       of $2,122,715 and $2,032,900)                  298,000        297,300

OTHER ASSETS                                            9,700          3,500
                                                   -----------    -----------

TOTAL ASSETS                                       $1,432,400     $  573,900
                                                   ===========    ===========


                    SATELLITE INFORMATION SYSTEMS COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                   December 31,     June 30,
                                                       1996           1996
                                                   ------------    ----------
                                                                   (Unaudited)
CURRENT LIABILITIES
      Accounts payable                             $   56,200     $  174,700
      Accrued liabilities and other                    73,700        179,900
      Unearned revenue                                222,300        193,500
                                                   -----------    -----------
           Total current liabilities                  352,200        548,100
                                                   -----------    -----------
MINORITY INTEREST                                       4,100          4,700

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock, no par value;
           100,000,000 shares authorized;
           issued 4,000,000 shares;
           liquidation preference $1,000,000        1,000,000              -
      Common stock, no par value;
           100,000,000 shares authorized;
           5,067,687 shares issued and outstanding
           at June 30, 1996 and December 31, 1996   1,931,400      1,931,400
      Accumulated deficit                          (1,855,300)    (1,910,300)
                                                   -----------    -----------
           Total stockholders' equity               1,076,100         21,100
                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 1,432,400    $   573,900
                                                   ===========    ===========

See accompanying notes to these consolidated financial statements.


                    SATELLITE INFORMATION SYSTEMS COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                   For the Three Months
                                                     Ended December 31,
                                                 --------------------------
                                                       1996           1995
                                                 -------------    -----------
NET REVENUES:
       Software and related services               $  222,600     $  240,200
       Hardware                                        75,800        109,400
                                                   -----------    -----------
                                                      298,400        349,600

COSTS AND EXPENSES:
       Costs of sales                                 140,300        198,900
       Operating, general and administrative          121,100        119,000
       Depreciation and amortization                   14,500         12,300
       Other expense (income)                         (10,000)        (6,500)
       Minority interest                                   -           3,300
                                                   -----------    -----------
                                                      265,900        327,000
                                                   -----------    -----------
NET INCOME (LOSS)                                  $   32,500     $   22,600
                                                   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE                 $     0.01    *$     0.01
                                                   ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          5,067,687      4,370,000
                                                   ===========    ===========

*  Less than $.01 per share.


See accompanying notes to these consolidated financial statements.


                    SATELLITE INFORMATION SYSTEMS COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                         For the Six Months
                                                         Ended December 31,
                                                    --------------------------
                                                       1996           1995
                                                   -------------   -----------
NET REVENUES:
       Software and related services               $  402,800     $  459,900
       Hardware                                       112,800        189,600
                                                   -----------    -----------
                                                      515,600        649,500

COSTS AND EXPENSES:
       Costs of sales                                 250,800        409,500
       Operating, general and administrative          222,100        247,400
       Depreciation and amortization                   26,400         22,500
       Other expense (income)                         (38,000)        (6,500)
       Minority interest                                (700)          5,600
                                                   -----------    -----------
                                                      460,600        678,500
                                                   -----------    -----------
NET INCOME (LOSS)                                  $   55,000     $  (29,000)
                                                   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE                 $     0.01    * $   (0.01)
                                                   ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          5,067,687      4,370,000
                                                   ===========    ===========

*  Less than $.01 per share.


See accompanying notes to these consolidated financial statements.


                    SATELLITE INFORMATION SYSTEMS COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                         For the Six Months
                                                         Ended December 31,
                                                   --------------------------
                                                       1996           1995
                                                   -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                              $   55,000     $  (29,000)
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization               114,500         87,500
          Settlement of Judgment                      (26,700)           ---
          Sales Allowance                                              6,600
          Equipment for Services                       27,100            ---
          Other Income                                                (6,500)
          Minority interest                               600          5,600
          Changes in operating assets and liabilities:
             Receivables                              (92,800)        26,100
             Inventories                              (84,700)           ---
             Prepaid expenses and other                (8,200)        21,300
             Accounts payable                        (118,500)        38,800
             Accrued liabilities and other           (106,200)       (48,000)
             Unearned revenue                          28,800         29,000
                                                   -----------    -----------
       Net cash provided by operating activities     (211,100)       131,400

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                              (66,000)       (58,300)
    Capitalized software development costs            (90,500)      (114,100)
                                                   -----------    -----------
       Net cash (used in) provided by
          investing activities                       (156,500)      (172,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock       1,000,000             -
                                                   -----------    -----------
       Net cash provided by financing activities    1,000,000             -

       Net increase (decrease) in cash                632,400        (41,000)
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS,
    at beginning of period                             89,000         58,900
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS,
    at end of period                                $ 721,400      $  17,900
                                                   ===========    ===========


See accompanying notes to these consolidated financial statements.


                    SATELLITE INFORMATION SYSTEMS COMPANY
                        NOTES TO FINANCIAL STATEMENTS
    (Information for the Period Subsequent to June 30, 1996 is Unaudited)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:
       -----------------------------------------
       General -
       -------
       Satellite Information Systems Company (SISCOM) was incorporated in the State of Colorado on September 29, 1982. SISCOM currently operates as a software development company that provides computer based products and services to the electronic media and sports industry. On February 8, 1995, in the State of Colorado, Satellite Information Systems Company formed a new subsidiary, without predecessor operations, called Event Marketing Systems International, Inc. ( EMSI, Inc. ). SISCOM holds 80% of the outstanding stock of this new venture, with four other individuals including, Michael J. Ellis, President of SISCOM, holding 5% each. EMSI, Inc. markets and supports software solutions to the sports industry. The consolidated financial statements include the accounts of SISCOM and its 80% owned subsidiary EMSI, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Unaudited Information -
       ---------------------
       The balance sheet as of December 31, 1996 and the statements of operations for the three and six months ended December 31, 1996 and 1995 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of December 31, 1996 and the results of operations for the three and six months ended December 31, 1996 and 1995. The results of operations for the period ended December 31, 1996 will not necessarily be indicative of the operating results for the full year.

       Unearned Revenue -
       ----------------
       Unearned revenue primarily consists of the deferred balance of payments received on maintenance contracts. These amounts are amortized into revenue on a monthly basis over the life of the contract.

       Reclassification -
       ----------------
       Certain reclassifications have been made to 1995 balances to conform to 1996 presentations. Such reclassifications had no effect on net income or loss.

       Incorporation by Reference -
       --------------------------
       The Company has elected to incorporate by reference the financial statement disclosures as included in its previously filed Form10-KSB. Reference should be made in reviewing this 10-QSB to the disclosures contained in the Form 10-KSB for the fiscal year ended June 30, 1996.

       Certain disclosures related to the current period financial information are included below.

2.     STOCKHOLDERS' EQUITY:
       --------------------
       Preferred Stock -
       ---------------
       On September 12, 1996 the Company finalized an agreement to sell 4,000,000 shares of newly issued convertible preferred stock
       ("Series A") to an investor for $1,000,000. These shares carry a 7% non-cumulative dividend and are convertible into the Company s common stock on a for-one basis commencing the earlier of one year from the date of issuance or the effective date of a registration statement registering for sale of the shares of common stock issuable upon conversion of the Series A preferred and ending three years from the date of issuance. No dividends will be paid on the existing common stock, no distributions will be made on the common stock, and no shares of common stock will be redeemed, retired, or otherwise acquired for valuable consideration until all declared dividends on the Series A have been paid or the Company has set aside a sufficient amount to pay them. The holders of the Series A will have voting rights that are identical to the voting rights of holders of common stock. As part of the sale of these shares, the purchaser has the right to appoint two representatives to the Company's Board of Directors.

3.     OTHER INCOME:
       ------------
       At June 30, 1996 the company had included in accounts payable a liability to a vendor which the Company was obligated to pay pursuant to an order of judgment by default entered in 1993. During the quarter the company successfully negotiated a settlement on the remaining balance for a lump sum payment resulting in other income of $26,700.

4.     SUBSEQUENT EVENTS:
       -----------------

       On January 13, 1997, at the annual meeting of shareholders, an amendment to the Company's articles of incorporation was approved and adopted to formally change the Company's name to SISCOM, Inc. Additionally, two nominees of the purchaser of the Preferred Series A Stock (see Note 2, Stockholder's Equity, above) were elected to the Company's Board of Directors.

                                   PART I.
                                   --------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

During the quarter ended December 31, 1996, SISCOM generated revenue of $298,400 with resulting net income of $32,500 as compared to revenue of $349,600 and net income of $22,600 during the same quarter of fiscal 1995.

Revenue
-------
The following table outlines the Company s revenue mix for the quarters ended December 31, 1996 and 1995 respectively.

                                     Quarter Ended December 31,
                               ---------------------------------------
                                   1996                 1995
                              ----------------    ----------------
Product Sales
  Software sales              $ 115,000     39%   $ 133,400     38%
  Hardware sales                 75,800     25      110,600     32
Software Services               107,600     36      105,600     30
                              ---------   -----   ---------   -----
Total Revenue                 $ 298,400    100%   $ 349,600    100%
                              =========   =====   =========   =====

Product Sales include the sale of proprietary software and computer hardware to the broadcast and cable media markets and the sports industry. The Company's principal product offerings include NewsPro(-Registered Mark-), an electronic newsroom management system, and CDSS, a statistical analysis system for professional basketball. In addition to CDSS, Video Logging and Retrieval, NonLinear Video Editing, and MPEG Video are available for professional sports industry.

Software revenue for the quarter ended December 31, 1996 decreased $18,400 when compared with the quarter ended December 31, 1995. As with the first quarter, this decrease is a result of the discontinuation of Stadium Click Effects software sales. However, the decrease was mitigated somewhat by the sales of Logging(-TM-) and Basketball Retrieval software to the NBA.

SISCOM s hardware sales decreased from $110,600 during the quarter ended December 31, 1995 to $75,800 for the quarter ended December 31, 1996. The quarter ended December 31, 1995 hardware revenue included amounts earned from sales of Stadium Click Effects products through it s subsidiary EMSI. The company has curtailed sales along these line since last spring when it s re-sale agreement for Stadium Click Effects between EMSI and a third party software developer was terminated. The company continues to direct its resources toward developing and selling higher margin video related software products to its customers.

The Company continues to focus on providing quality software and services. Gross margin on hardware has traditionally been significantly less than the gross margin on software and services. Management believes that future hardware provider relationships and sales will offer the Company both access to leading technology and leverage to expand the sale of the Company s software products and services.

Management believes that SISCOM has consciously served a niche market of specialized customers. Historically, the Company has had to rely on revenues from a few substantial installations to large customers such as the NBA. This reliance has resulted from the Company s limited working capital rather than any limitations in the scope of the potential markets and customers for the Company s products. However, with the addition of a sales executive in December of 1996, there is increased focus on strategic marketing and planning. As the Company continues to identify, develop and market new solutions for existing and new opportunities, management believes that the Company's dependence on revenues from a few large customers will continue to decrease.

The absolute dollar amount of maintenance revenue remained relatively consistent in comparison with the same quarter of the prior year. However, at 36% of total revenue for the quarter, NewsPro(-Registered Mark-) maintenance revenue still remains an important component of software services.

Costs and Expenses
------------------

The following table outlines the cost of sales components for the second quarter of fiscal 1996 and 1995.

                                     Quarters Ended December 31,
                               ---------------------------------------
                                     1996               1995
                              ----------------     ----------------
Hardware cost of sales         $ 50,700     36%    $ 70,600     35%
Direct labor and materials       36,300     26       46,800     24
Software Royalties                    -      -       40,800     21
Other                            53,300     38       40,700     20
                              ---------   -----   ---------   -----
  Total Cost of  Sales         $140,300    100%    $198,900    100%
                               ========   =====   =========   =====

Cost of sales and services includes components for hardware sales, direct labor and materials used in the manufacture of software, royalties due to the developer of third party software products under a distributor agreement, and other expenses incurred in the generation of revenue. Additionally, the Company has reclassified, as cost of sales, the amortization expense of capitalized software creation costs. This reclassification is consistent with the period reported in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1996.

For the quarter ended December 31, 1996, cost of sales and services was 47% of total revenue compared with 57% for the same period in the prior year. Gross margins were 53% in the first quarter of fiscal 1996 and 43% in the same quarter of the prior fiscal year.

The cost of direct labor and materials includes employee hours spent contract programming and installing, training, and supporting the Company s products, as well as any materials and supplies directly used in the process. The total cost of direct labor decreased approximately $10,500 or 22% between the quarters ended December 31, 1995 and December 31, 1996. The decrease in direct labor between the quarters was primarily due to the loss of one employee dedicated to programming.

The software royalties component of cost of sales relates to the February 1995 distributor agreement between a third party developer and EMSI, Inc. for the sale of Stadium Click Effects software. Under the terms of this agreement EMSI, Inc., acting as the exclusive authorized distributor of Stadium Click Effects, sublicenses the product directly to the customer and pays the developer between 45% and 75% of the net licensing fee depending on the specifics of each customer transaction. Therefore, as previously noted, the termination of this third party agreement resulted in the lack of expenditure for software royalties in the second quarter of the current fiscal year, as compared to an expenditure of $40,800 during the same quarter the previous year.

Operating general and administrative expenses for the quarter ended December 31, 1996 increased by $2,100 from the same quarter in 1995. The decrease experienced by the Company in the first quarter was due to a net decrease in salaries, payroll tax expense and employee benefits between the quarters. This decrease in personnel costs was attributable to the loss of two full-time employees. However, in the current quarter, these personnel costs have been replaced with the addition of one employee very late in the first quarter, and another employee in December of the second quarter. Nonetheless, the net result of these changes was a slight increase in general and administrative costs between the corresponding periods.

Costs incurred in researching, designing and planning for the development of new software are charged to operations in the year incurred. Such amounts approximated $0 and $ 1,100 for the quarter ended December 31, 1996 and 1995, respectively. The Company continued to emphasize business development during the quarter ended December 31, 1996 however, the support of existing contracts and business relationships provided the greatest return on expenditures. Therefore, no expenditure toward research and design of new software was made during the second quarter of the current year.

There was a decrease in capitalizable costs of approximately $38,400 between
the quarters ended December 31, 1996 and December 31, 1995.   The net decrease
of capitalized assets over the second quarter was the result of the loss of a full time programmer dedicated to software development. In addition, there was a temporary refocusing of another key software development employee, to strategic marketing during the first part of the second quarter. However, management anticipates a continued emphasis on software development as it responds to the ongoing requests of existing and new customers across markets.

Generally, the Company amortizes software development costs straight line over three (3) years.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

During the six months ended December 31, 1996, SISCOM generated revenue of $515,600 with resulting net income of $55,500 as compared to revenue of $649,500 and net operating loss of ($29,000) during the same period of fiscal 1995.

Revenue
-------
The following table outlines the Company s revenue mix for the six months ended December 31, 1996 and 1995 respectively.

                                    Six Months Ended December 31,
                             ---------------------------------------
                                     1996                   1995
                              ----------------     ----------------
Product Sales
  Software sales              $ 184,600     36%   $ 243,400     38%
  Hardware sales                112,800     22      189,600     29
Software Services               218,200     42      216,500     33
                              ---------   -----   ---------   -----
Total Revenue                 $ 515,600    100%   $ 649,500    100%
                              =========   =====   =========   =====

For the six months ended December 31, 1996 software revenue decreased $133,900 in comparison to the six months ended December 31, 1995. This decrease in software revenue is primarily due to the discontinuation of sales of Stadium Click Effects in February, 1996. This decrease was mitigated somewhat by the sales of Logging(-TM-) and Basketball Retrieval software to the NBA.

SISCOM s hardware sales decreased from $189,600 for the six months ended December 31, 1995 to $112,800 for the six months ended December 31, 1996. The six months ended December 31, 1995 hardware revenue included amounts earned from sales of Stadium Click Effects products through its subsidiary EMSI. As previously noted, the company has curtailed sales along these lines since last spring when its re-sale agreement for Stadium Click Effects between EMSI and a third party software developer was terminated.

Costs and Expenses
------------------

The following table outlines the cost of sales components for the six months ended December 31, 1996 and December 31, 1995.

                                    Six Months Ended December 31,
                              ---------------------------------------
                                     1996                1995
                              ----------------     ----------------
Hardware cost of sales         $ 80,700     32%    $139,600     34%
Direct labor and materials       80,300     32       93,100     23
Software Royalties                    -      -      103,800     25
Other                            89,800     36       73,000     18
                              ---------   -----   ---------   -----
  Total Cost of  Sales         $250,800    100%    $409,500    100%
                               ========   =====   =========   =====

For the period ended December 31, 1996, cost of sales and services was 49% of total revenue compared with 63% for the same period in the prior year. Gross margins were 51% for the six months ended December 31, 1996 and 37% for the same six month period of the prior fiscal year. This gross margin increase for the current year is primarily the result of the lack of royalty expense in the current year.

The cost of direct labor and materials includes employee hours spent contract programming and installing, training, and supporting the Company s products, as well as any materials and supplies directly used in the process. The total cost of direct labor decreased $12,800 or approximately 14% between the quarter ended December 31, 1995 and December 31, 1996. The decrease in direct labor between the quarters was primarily due to the loss of one employee dedicated to programming.

Operating general and administrative expenses were down $25,300 for the six months ended December 31, 1996 from the same period in the prior year. The decrease was due to a net decrease in salaries, payroll tax expense and employee benefits.

Depreciation expense was $26,400 and $22,500 for the six months ended December 31, 1996 and 1995, respectively, an increase of 17%. This increase is attributable to increased additions to property and equipment during the first and second quarters of fiscal 1997.

Costs incurred in researching, designing and planning for the development of new software are charged to operations in the year incurred. Such amounts approximated $0 and $13,000 for the six month ended December 31, 1996 and 1995, respectively.

There was a net decrease in capitalizable costs of approximately $24,000
between the six months ended December 31, 1996 and December 31, 1995.   The
net decrease of capitalized assets over the period was the result of the loss of one (1) full time programmer dedicated to software development. However, management anticipates a continued emphasis on software development as it responds to the ongoing requests of existing and new customers across markets.

Generally, the Company amortizes software development costs straight line over three (3) years.

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1996 (UNAUDITED) COMPARED TO JUNE 30, 1996
----------------------------------------------------------------------------

SISCOM's current working capital surplus, which represents current assets minus current liabilities, increased during the six months ended December 31, 1996 to $607,600 from a deficit at year end of $(400,200). The primary increase results from the closing on the sale of 4,000,000 shares of preferred stock for $1,000,000. (See Financial Note No. 2.) Unearned revenue also increased approximately $30,000 from the same period of the prior fiscal year.

The increase is primarily attributable to the timing of annual renewals and reserving for unearned income on progress billings. Additionally, the company generated net income of $32,500 over the first quarter.

During the six months ended December 31, 1996 the Company used approximately $211,000 in operating activities as compared with $130,000 being provided by operating activities for the same period in the prior year. Uses of cash included payment of accounts payable and accrued liabilities, and increases in inventory and accounts receivable. The Company's uses of cash investing activities were primarily capital expenditures and capitalization of software development costs.

Management believes that inflation has not had a material impact on its results of operations.

                         PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company, nor any of its management in their capacities as such, is the subject of any pending material legal proceedings.


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

                                     SATELLITE INFORMATION SYSTEMS COMPANY



Dated: February 14, 1997        By:  /s/ Michael J. Ellis
       -----------------             -----------------------------------
                                          Michael J. Ellis, President



Dated: February 14, 1997        By:  /s/ Dawn Martinez
       -----------------             -----------------------------------
                                          Dawn Martinez, Principal Accounting
                                                         Officer