Form 10QSB
period 1997-03-31
SATELLITE INFORMATION SYSTEMS CO
filed 1997-05-20
CIK 721235

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the quarterly period ended March 31, 1997

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               ---------------         ---------------

                       Commission file number:   0-12541
                                                 -------

                                 SISCOM, INC.
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
                                                       --------------

                     SATELLITE INFORMATION SYSTEMS COMPANY
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 19, 1997, Registrant had 5,067,687 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check One):[   ] Yes [ X ] No

                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheet at March 31, 1997 (unaudited) and June 30, 1996 (audited)

               Consolidated Statement of Operations for the Three Months and Nine Months Ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited)

               Consolidated Statement of Cash Flows for the Nine Months Ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited)

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

     ITEM 3.   Defaults Upon Senior Securities

     ITEM 4.   Submission of Matters to a Vote of Security Holders

     ITEM 5.   Other Information

     ITEM 6.   Exhibits and Reports on Form 8-K

                         PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     The interim unaudited financial statements have been prepared by SISCOM, Inc. ("SISCOM" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Except as otherwise noted, such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the Company's last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's
Form 10-KSB for the year ended December 31, 1996. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

                                 SISCOM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                                   March 31,      June 30,
                                                     1997           1996
                                                  (unaudited)     (audited)
                                               ------------- -------------
CURRENT ASSETS
Cash and cash equivalents                      $    339,100    $    89,000

  Receivables:
     Trade, less allowance for doubtful
       accounts of $10,000                          204,000         32,000
     Other                                                -          1,900
     Inventory                                      121,400         21,900
     Prepaid expenses and other                      21,100          3,100
                                               ------------   ------------
       Total current assets                         685,600        147,900

PROPERTY AND EQUIPMENT
  Computer equipment                                538,600        439,400
  Office equipment, furniture and other             117,900         44,300
  Less accumulated depreciation                    (404,000)      (358,500)
                                               ------------   ------------
     Net property and equipment                     252,500        125,200

SOFTWARE DEVELOPMENT COSTS
  (net of accumulated amortization
     of $2,172,900 and  $2,032,900)                 330,500        297,300

OTHER ASSETS                                          9,700          3,500
                                               ------------   ------------

TOTAL ASSETS                                   $  1,278,300    $   573,900
                                               ============   ============

      See accompanying notes to these consolidated financial statements.



                                 SISCOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                   March 31,      June 30,
                                                     1997           1996
                                                  (unaudited)     (audited)
                                               ------------- -------------
CURRENT LIABILITIES
  Accounts payable                             $     45,700    $   174,700
  Accrued liabilities and other                      52,300        179,900
  Unearned revenue                                  164,900        193,500
                                               ------------   ------------
     Total current liabilities                      262,900        548,100
                                               ------------   ------------
MINORITY INTEREST                                     3,900          4,700

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value;
     100,000,000 shares authorized;
     4,000,000 shares issued;
     liquidation preference $1,000,000            1,000,000              -
  Common stock, no par value;
     100,000,000 shares authorized;
     5,067,687 shares issued and outstanding
     at March 31, 1997 and June 30, 1996          1,931,400      1,931,400
                                               ------------   ------------
  Accumulated deficit                            (1,919,900)    (1,910,300)
                                               ------------   ------------
     Total stockholders' equity                   1,011,500         21,100
                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  1,278,300    $   573,900
                                               ============   ============

      See accompanying notes to these consolidated financial statements.


                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                    For the Three Months
                                                       Ended March 31,
                                                     1997           1996
                                               -------------  -------------
NET REVENUES:
  Software and related services                $     234,700   $    150,800
  Hardware                                               300         17,000
                                                ------------   ------------
                                                     235,000        167,800

COSTS AND EXPENSES:
  Costs of sales                                      89,600        119,900
  Operating, general and administrative              196,800        104,500
  Depreciation                                        18,900         12,300
  Other expense (income)                              (5,600)        23,600
  Minority interest                                     (100)          (100)
                                                ------------   ------------
                                                     299,600        260,200
                                                ------------   ------------
NET INCOME (LOSS)                              $     (64,600)  $    (92,400)
                                                ============   ============

NET INCOME (LOSS) PER COMMON SHARE                    $(0.01)        $(0.02)
                                                ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         5,067,687      5,001,750
                                                ============   ============




      See accompanying notes to these consolidated financial statements.


                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                     For the Nine Months
                                                       Ended March 31,
                                                     1997           1996
                                               -------------  -------------
NET REVENUES:
  Software and related services                $     637,500   $    610,700
  Hardware                                           113,100        206,600
                                                ------------   ------------
                                                     750,600        817,300

COSTS AND EXPENSES:
  Costs of sales                                     340,400        532,800
  Operating, general and administrative              418,900        351,900
  Depreciation                                        45,300         31,400
  Other expense (income)                             (43,600)        17,100
  Minority interest                                     (800)         5,500
                                                ------------   ------------
                                                     760,200        938,700
                                                ------------   ------------
NET INCOME (LOSS)                              $      (9,600)  $   (121,400)
                                                ============   ============

NET INCOME (LOSS) PER COMMON SHARE             $           *         $(0.02)
                                                ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         5,067,687      4,995,684
                                                ============   ============

*  Less than $.01 per share.


      See accompanying notes to these consolidated financial statements.


                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     For the Nine Months
                                                       Ended March 31,
                                                     1997           1996
                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $      (9,600)  $   (121,400)
  Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
       Depreciation and amortization                 185,400        140,800
       Settlement of Judgment                        (26,700)             -
       Sales Allowance                                     -          6,600
       Equipment for Services                         25,900              -
       Other Income                                        -         (6,500)
       Minority interest                                (800)         5,500
       Changes in operating assets and
          liabilities:
          Receivables                               (172,000)        94,100
          Inventories                                (99,500)       (21,900)
          Prepaid expenses and other                 (22,300)        21,900
          Accounts payable                          (129,000)        29,900
          Accrued liabilities and other             (127,600)        19,800
          Unearned revenue                           (28,600)       (22,800)
                                                ------------   ------------
     Net cash used (provided) by operating
       activities                                   (404,800)       146,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (172,800)       (25,900)
  Capitalized software development costs            (172,300)      (174,400)
                                                ------------   ------------
     Net cash used (provided) by
       investing activities                         (345,100)      (200,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock        1,000,000              -
  Proceeds from issuance of common stock                   -          5,000
                                                ------------   ------------
     Net cash provided by financing activities     1,000,000          5,000

     Net increase (decrease) in cash                 250,100        (49,300)
                                                ------------   ------------
CASH AND CASH EQUIVALENTS,
  at beginning of period                              89,000         58,900
                                                ------------   ------------
CASH AND CASH EQUIVALENTS,
  at end of period                             $     339,100   $      9,600
                                                ============   ============


      See accompanying notes to these consolidated financial statements.


                                 SISCOM, INC.
                         NOTES TO FINANCIAL STATEMENTS
     (Information for the Period Subsequent to June 30, 1996 is Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:
     -----------------------------------------
     General -
     -------
     SISCOM, Inc., f/k/a Satellite Information Systems Company (SISCOM) was incorporated in the State of Colorado on September 29, 1982. SISCOM currently operates as a software development company that provides computer based products and services to the electronic media and sports industry. On February 8, 1995, in the State of Colorado, Satellite Information Systems Company formed a new subsidiary, without predecessor operations, called Event Marketing Systems International, Inc. ("EMSI, Inc."). SISCOM holds 80% of the outstanding stock of this venture, with four other individuals including, Michael J. Ellis, President of SISCOM, holding 5% each. EMSI, Inc. markets and supports software solutions to the sports industry. The consolidated financial statements include the accounts of SISCOM and its 80% owned subsidiary EMSI, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Unaudited Information -
     ---------------------
     The balance sheet as of March 31, 1997 and the statements of operations for the three months and nine months ended March 31, 1997 and 1996 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting primarily of normal accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 1997 and the results of operations for the three months and nine months ended March 31, 1997 and 1996. The results of operations for the period ended March 31, 1997 will not necessarily be indicative of the operating results for the full year.

     Unearned Revenue -
     ----------------
     Unearned revenue primarily consists of the deferred balance of payments received on maintenance contracts. These amounts are amortized into revenue on a monthly basis over the life of the contract.

     Reclassification -
     ----------------
     Certain reclassifications have been made to 1996 balances to conform to 1997 presentations. Such reclassifications had no effect on net income or loss.

     Incorporation by Reference -
     --------------------------
     The Company has elected to incorporate by reference the financial statement disclosures as included in its previously filed Form10-KSB. Reference should be made in reviewing this 10-QSB to the disclosures contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

     Certain disclosures related to the current period financial information are included below.

2.   STOCKHOLDERS' EQUITY:
     --------------------
     Preferred Stock -
     ---------------
     On September 12, 1996 the Company finalized an agreement to sell 4,000,000 shares of newly issued convertible preferred stock to an investor for $1,000,000. These shares carry a 7% non-cumulative dividend and are convertible into the Company's common stock on a one-for-one basis commencing the earlier of one year from the date of issuance or the effective date of a registration statement registering for sale of the shares of common stock issuable upon conversion of the Series A preferred and ending three years from the date of issuance. No dividends will be paid on the existing common stock, no distributions will be made on the common stock, and no shares of common stock will be redeemed, retired, or otherwise acquired for valuable consideration until all declared dividends on the Series A have been paid or the Company has set aside a sufficient amount to pay them. The holders of the Series A will have voting rights that are identical to the voting rights of holders of common stock. As part of the sale of these shares, the purchaser acquired the right to appoint two representatives on the Company's Board of Directors.

     Stockholder's Equity -
     --------------------
     On January 13, 1997, at the annual meeting of shareholder's, an amendment to the Company's articles of incorporation was approved and adopted to formally change the Company's name to SISCOM, Inc. Additionally, the purchaser of the Preferred Series A Stock had its two nominees approved and elected to the Company's Board of Directors.

3.   OTHER INCOME:
     ------------
     At June 30, 1996 the company had included in accounts payable a liability to a vendor which the Company was obligated to pay pursuant to an order of judgment by default entered into in 1993. During the quarter the company successfully negotiated a settlement on the remaining balance for a lump sum payment resulting in $26,700 of other income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)


During the quarter ended March 31, 1997, SISCOM generated revenue of $235,000 with a resulting net loss of $(64,600) as compared to revenue of $167,800 and net loss of $(92,400) during the same quarter of fiscal 1996.


Revenue
-------
The following table outlines the Company's revenue mix for the three (3) months ended March 31, 1997 and 1996 respectively.

                                      Three Months Ended March 31,
                                 ---------------------------------------
                                     1997                     1996
                               ----------------         ----------------
Product Sales
     Software sales          $ 125,200     53%        $  51,600     31%
     Hardware sales                300      1            17,000     10
Software Services              109,500     46            99,200     59
                             ---------    ---         ---------    ---
Total Revenue                $ 235,000    100%        $ 167,800    100%
                             =========    ===         =========    ===

Product sales include the sale of proprietary software and hardware to the broadcast, cable and sports industries. The Company's principal product offerings include NewsPro(-Registered Mark-), an electronic newsroom management system and CDSS, a statistical analysis system for professional basketball. In addition to CDSS, Video Logging(-TM-) ("Logging(-TM-)") and Video Retrieval, NonLinear Video Editing, and MPEG Video are available for the professional sports industry.

Software revenue for the quarter ended March 31, 1997 increased $73,600 over the quarter ended March 31, 1996. During the current quarter there have been continued sales of Logging(-TM-) and Retrieval software to the NBA. The current quarter software sales have more than compensated for the loss of sales resulting from the discontinuation of Stadium Click Effects sales; which occured in the third quarter of fiscal 1996.

SISCOM's hardware sales decreased from $17,000 in the quarter ended March 31, 1996 to $300 for the quarter ended March 31, 1997. The quarter ended March 31, 1996 included some hardware revenue earned from sales of Stadium Click Effects products through its subsidiary EMSI, which is non-existent in the current quarter. The company has curtailed sales along this line since last spring when its re-sale agreement for Stadium Click Effects between EMSI and a third party software developer was terminated. During the current quarter sales were primarily related to software sales and software services only.

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

Management believes that SISCOM has consciously served a niche market of specialized customers. Historically, the Company has had to rely on revenues from a few substantial installations to large customers such as the NBA. This reliance has resulted from the Company's limited working capital rather than any limitations in the scope of the potential markets and customers for the Company's products. As the Company continues to identify, develop and market new solutions for existing and new opportunities, management believes that the Company's dependence on revenues from a few large customers will continue will continue to decrease.

Maintenance revenue has increased approximately 10% from $99,200 for the quarter ended March 31, 1996 to $109,500 for the quarter ended March 31, 1997, which increases are due, primarily, to a few additions of sports related software support and some small inflationary increases. Nonetheless, NewsPro(- Registered Mark-) maintenance revenue still remains the primary component of software services.

Costs and Expenses

The following table outlines the cost of sales components for the three (3) months ended March 31, 1997 and 1996.

                                      Three Months Ended March 31,
                                 ---------------------------------------
                                     1997                     1996
                               ----------------         ----------------
Hardware cost of sales       $     200      -%        $  10,200      8%
Direct labor and materials      31,500     35            39,400     33
Software Royalties                   -      -            23,700     20
Other                           57,900     65            46,600     39
                              --------    ---          --------    ---
     Total Cost of  Sales    $  89,600    100%        $ 119,900    100%
                              ========    ===          ========    ===

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

For the three months ended March 31, 1997, cost of sales and services was 38% of total revenue compared with 71% for the same period in 1996. Gross margins were 62% for the third quarter of fiscal 1997 and 29% for the same quarter of the prior fiscal year.

The cost of direct labor and materials includes employee hours spent contract programming and installing, training, and supporting the Company's products as well as any materials and supplies directly used in the process. The total cost of direct labor decreased approximately $7,900 between the quarter ended March 31, 1996 and March 31, 1997. The decrease in direct labor between the quarters was primarily due to the prior year loss of one employee dedicated to programming and one employee dedicated to NewsPro(-Registered Mark-) software support. However, both employees were replaced approximately mid-way through the current quarter.

The software royalties component of cost of sales items from that certain distributor agreement executed in February, 1995, between a third party developer and EMSI, Inc., which agreement relates to the sale of Stadium Click Effects software. Under the terms of this agreement EMSI, Inc., acting as the exclusive authorized distributor of Stadium Click Effects, sublicenses the product directly to the customer and pays the developer between 45% and 75% of the net licensing fee depending on the specifics of each customer transaction. Therefore, as previously noted, the termination of this third party agreement resulted in a lack of expenditures for software royalties in the third quarter of the current fiscal year, as compared with $23,700 for the same quarter of the previous year.

Other expense consists primarily of amortization of capitalized software costs. The treatment of this expense as a cost of sales represents a reclassification of the 1996 balances to conform to the 1997 presentation. The 1997 presentation is consistent with the treatment of these costs in the Company's 1996 fiscal year end audit. As the Company continues to emphasize software development management expects a corresponding increase in capitalized software creation costs and the related amortization of those costs.

Operating general and administrative expenses for the three months ended March 31, 1997 increased by $92,500 from $104,500 to $196,800. This increase experienced by the Company was primarily the result of newly hired personnel and the related taxes and benefits. These individuals were hired to support increased operations as part of the exploration of a proposed new business relationship. Investigation of this proposed opportunity required increased technical knowledge and support. However, prior to the end of the third quarter, the Company determined that the proposed opportunity did not sit with the Company's existing business plan and therefore elected not to move forward. The company has subsequently downsized personnel.

There was an increase in additions to capitalized software costs of $22,800, from $59,800 for the three months ended March 31, 1996 to $82,600 for the same quarter in 1997.


RESULTS OF OPERATIONS -NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1996.(UNAUDITED)

During the nine months ended March 31, 1997, SISCOM generated revenue of $750,600 with a resulting net loss of $(9,600) as compared to revenue of $817,300 and a net operating loss of ($121,400) for the same period of fiscal 1996.

Revenue

The following table outlines the Company's revenue mix for the nine months ended March 31, 1997 and 1996 respectively.

                                       Nine Months Ended March 31,
                                 ---------------------------------------
                                     1997                     1996
                               ----------------         ----------------
roduct Sales
     Software sales          $ 309,800     41%        $ 295,000     36%
     Hardware sales            113,100     15           206,600     25
Software Services              327,700     44           315,700     39
                              --------    ---          --------    ---
Total Revenue                $ 750,600    100%        $ 817,300    100%
                              ========    ===          ========    ===

For the nine months ended March 31, 1997 software revenue increased $14,800 over the nine months ended March 31, 1996. This slight increase in software revenue is primarily due to continued sales to the sports industry of CDSS software, and Logging(-TM-) and Retrieval software to the NBA. Current software sales have now offset the previous losses noted from the termination of the Stadium Click Effects agreements in February, 1996.

SISCOM's hardware sales decreased $93,500 from $206,600, for the nine (9) months ended March 31, 1996, to $113,100 for the nine months ended March 31, 1997. However, it should be noted that hardware sales for the nine months ended March 31, 1996 included hardware revenue amounts earned from sales of Stadium Click Effects products through the Company's subsidiary EMSI. As noted, the Company has curtailed sales along this line as a result of the termination of the re-sale agreement for Stadium Click Effects between EMSI and a third party software developer. In addition, there were relatively no hardware sales during the third quarter of the current fiscal year.


COSTS AND EXPENSES

The following table outlines the cost of sales components for the nine months ended March 31, 1997 and March 31, 1996.

                                       Nine Months Ended March 31,
                                 ---------------------------------------
                                     1997                     1996
                               ----------------         ----------------
Hardware cost of sales       $  80,900     24%        $ 149,800     28%
Direct labor and materials     111,800     33           132,500     25
Software Royalties                   -      -           127,500     24
Other                          147,700     43           123,000     23
                              --------    ---          --------    ---
     Total Cost of Sales     $ 340,400    100%        $ 532,800    100%
                              ========    ===          ========    ===

For the nine (9) months ended March 31, 1997, cost of sales and services was 45% of total revenue compared with 65% for the same period in 1996. Accordingly, gross margins were 55% for the nine months ended March 31, 1997 and 35% for the same nine month period of the prior fiscal year. The gross margin increase for the current year is primarily the result of a lack of royalty expense in the current year, and lack of hardware cost of sales in the third quarter.

The cost of direct labor and materials includes employee hours spent contract programming and installing, training, and supporting the Company's products as well as any materials and supplies directly used in the process. The total cost of direct labor decreased $20,700 or approximately 16% between the nine
(9) months ended March 31, 1997 and 1996. The decrease primarily results from the loss of two employees, one dedicated to programming and one to NewsPro(- Registered Mark-) support. As previously noted, both employees were replaced mid-way through the current quarter.

The software royalties component of cost of sales relates to the February 1995 distributor agreement between a third party developer and EMSI, Inc., which agreement relates to the sale of Stadium Click Effects software. Under the terms of this agreement EMSI, Inc., acting as the exclusive authorized distributor of Stadium Click Effects, sublicenses the product directly to the customer and pays the developer between 45% and 75% of the net licensing fee depending on the specifics of each customer transaction. As previously noted, the termination of this third party agreement has resulted in the lack of expenditure for software royalties in the current fiscal year as compared to $127,500 for the nine month period of the previous year.

Other expense consists primarily of amortization of capitalized software costs. The treatment of this expense as a cost of sales represents a reclassification of the 1996 balances to conform to the 1997 presentation. The 1997 presentation is consistent with the treatment of these costs in the Company's 1996 fiscal year end audit.

Operating general and administrative expenses were up $67,000 for the nine months ended March 31, 1997 over the same period in the prior year. As discussed above, this increase was primarily the result of increased personnel costs relating to the investigation of a new business opportunity which incurred and were terminated in the third quarter.

Depreciation expense was $45,300 and $31,400 for the nine months ended March 31, 1997 and 1996, respectively. This increase between the periods is attributable to sizeable additions in the first and second quarters of the current fiscal year to property and equipment.

There was a slight decrease in capitalizable costs of approximately $2,100
between the nine months ended March 31, 1996 and March 31, 1997.   The net
decrease of capitalized assets over the quarters was the result of the loss of a full time programmer dedicated to software development in the prior year. However, as previously mentioned, this programmer was replaced half way through the current quarter. Therefore, the decrease noted is minimal, and decreases in capitalized software costs are not likely to continue beyond the current quarter. Management places continued emphasis on software development as it responds to the ongoing requests of existing and new customers across markets. The Company amortizes software development costs straight line over three (3) years.



Liquidity and Capital Resources - March 31, 1997 (unaudited) Compared to June 30, 1996

SISCOM's current working capital surplus, which represents current assets minus current liabilities, increased during the nine months ended March 31, 1997 to $422,700 from a deficit at year end of $(400,200). The increase is primarily the result of closing on the sale of 4,000,000 shares of preferred stock for $1,000,000. (see financial note 2) Trade receivables also increased approximately $170,000 from the end of the prior fiscal year. Additionally, the company generated net income of $55,000 during the first two quarters of fiscal 1997.

During the nine months ended March 31, 1997 the Company used approximately $400,000 in operating activities as compared with $146,000 being provided by operating activities for the same period in the prior year. Uses of cash flows include payment of accounts payable and accrued liabilities, and increases in both inventory and accounts receivable. The Company's primary uses of cash were in investing activities. Specifically, capital expenditures and capitalization of software development costs totaled $345,100 for the nine months ended March 31, 1997 as compared to $200,300 in the prior year.

Management believes that inflation has not had a material impact on its results of operations.

                         PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On January 13, 1997, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting the following matters were voted upon and approved:

     1) The following persons were elected to serve as Directors of the Company until the next regular Annual Meeting of Shareholders and until their successors have been duly elected and qualified:

          Director                  Votes For   Votes Withheld
          --------                  ---------   --------------

          Michael J. Ellis          3,315,891       25,615
          Robert D. S. Turner       3,335,911        5,515
          Mark S. Boledovich        3,337,991        3,515
          Marim C. W. Webb          3,337,991        3,515
          John R. Hart              3,337,991        3,515

     2) The Company increased the number of shares which may be issued pursuant to the exercise of options granted under the Company's 1994 Stock Incentive Plan by an additional 500,000 shares.

     For 1,970,040          Against 41,365             Abstain 12,024
         ---------                  ------                     ------

     3) The Company approved and adopted an amendment to the Company's Articles of Incorporation changing its name to "SISCOM, Inc."

     For 3,308,566          Against 25,110              Abstain 7,830
         ---------                  ------                      -----


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SISCOM, INC.



Dated: May 20, 1997           By:  /s/ Michael J. Ellis
       -----------------             -----------------------------------
                                          Michael J. Ellis, President



Dated: May 20, 1997           By:  /s/ Dawn Martinez
       -----------------             -----------------------------------
                                          Dawn Martinez,
                                             Principal Accounting Officer