Form 10KSB
period 1997-06-30
SATELLITE INFORMATION SYSTEMS CO
filed 1997-10-17
CIK 721235

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

           [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended June 30, 1997

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________to ____________

                       Commission File Number:  0-12541

                                 SISCOM, INC.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

     Colorado                                                  84-0899779
---------------------------------                   ---------------------
(State or other jurisdiction                                 IRS Employer
of incorporation or organization)                   Identification Number

         7464 Arapahoe Avenue, Suite B-17, Boulder, Colorado     80303
     --------------------------------------------------------------------
     (Address of Principal Offices)                            (Zip Code)

Registrant's telephone number, including area code:     (303) 449-0442

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                          --------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the year ended June 30, 1997 were $838,200.

     As of September 2, 1997 the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock, as quoted on the OTC Electronic Bulletin Board, held by non-affiliates of the Registrant was approximately $ 1,299,900.

     As of September 2, 1997 5,097,687 shares of Common Stock and 4,000,000 shares of Preferred Stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


     The Registrant incorporates by this reference the following:

     PART IV - EXHIBITS
     ------------------
     1. Incorporated by reference from the Company's Registration Statement on Form 10, as amended, SEC File Number 0-12541.

     FORWARD LOOKING STATEMENTS
     --------------------------
     In addition to historical information, this Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, factors discussed in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, and other factors, some of which will be outside the control of management. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information described in future documents the Company files with the Securities and Exchange Commission.

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------
HISTORY AND BACKGROUND
----------------------
       SISCOM, INC. ("SISCOM" or the "Company") was incorporated in the State of Colorado on September 29, 1982 under the name Stockwatch International, Inc. The Company changed its name to Satellite Information Systems, Corp. on December 10, 1982, and thereafter to Satellite Information Systems Company on March 17, 1983. During fiscal year 1997 the Company approved and adopted an amendment to the Articles of Incorporation officially changing it's name to "SISCOM, Inc.". SISCOM currently operates as a software development company that provides computer based products and related services to the electronic media and sports industry. During the fiscal year ended June 30, 1996, the business of the Company continued to focus primarily on the development, marketing and support of its standard software products, including NewsPro(- Registered Mark-), Video Logging(-TM-)(Logging), Video Retrieval (Retrieval), Video Archive(-TM-) (Archive), and its newest product, Coaching Decision Support System (CDSS(-TM-)). SISCOM also acts as a re-seller of hardware, although such activities are viewed as ancillary to the Company's main business.

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

       With the successful reduction of operating costs, elimination of outstanding debt obligations, the emphasis on sales and marketing of the Company's enhanced product and service offerings to new and expanded markets, and consequently, the return to modest profitability, the Company once again believed that it had the capital necessary to resume reporting under the Exchange Act in order to provide a market for its shareholders and access to future capital for growth. To this end, the Company filed with the Commission its registration statement on Form 10-SB, and has resumed reporting under the Exchange Act. The Company's Common Stock is listed under the symbol "SATI" on the OTC Eletronic Bulletin Board.

BUSINESS OF REGISTRANT
       PRODUCTS OR SERVICES. SISCOM's revenue has, and is expected to continue to be, primarily generated through software product sales and services.

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

       In addition to the standard NewsPro(-Registered Mark-) system revenue upon initial installation, a transaction will usually produce service revenue as well. One component of software services is project related revenue for which customers contract with the Company to customize and extend the capabilities of the product. These extensions are then generalized and form the basis for additional product applications or capabilities to the market as a whole. Software services also include field support and maintenance of the Company's standard products. At the termination of the standard 90 day warranty period included in most contracts, customers may purchase software maintenance services on an annual basis in order to continue the level of service provided with the initial contract. SISCOM's maintenance support is provided on a twenty-four (24) hour a day, seven days a week basis, with a general response time of one (1) hour or less during normal business hours. The maintenance program also includes new software releases, enhancements and updates for the duration of the contract period. These contracts are typically priced at $300 per user per year, are nonrefundable and are paid one year in advance.

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

       In 1994 SISCOM began the development and marketing of PC Logging(-TM-) in conjunction with Video Archive(-TM-). Together they form a personal computer ("PC") based suite of software designed to automate the process of logging video tapes (shot listing), storing and subsequently retrieving the logs, and managing the physical tape library. PC Logging(-TM-) and Video Archive(-TM-) can operate either in conjunction with or independent of the traditional NewsPro(-Registered Mark-) product. They represent the core NewsPro(-Registered Mark-) software subjected to the evolutionary process towards a true client/server mode of operation, as discussed above. PC Logging(-TM-) and Video Archive(-TM-) have been generalized and installed for customers with sports applications (e.g., FOX Sports, the NHL and the Portland Trail Blazers) and non-sports applications (e.g., The Travel Channel). Currently, the PC Logging(-TM-) software supports generic video logging as well as the specialized individual requirements of basketball, baseball, hockey and football. Development is continuing to include support for other sports, corporate video requirements, and for the emerging digital video technologies.

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

       In Autumn 1996 and with the cooperation of the Portland Trail Blazers and the Miami Heat of the NBA, the Company began development of CDSS, its new software product for interpreting NBA game statistics and reporting them to users in a unique, graphical presentation. The initial customer base for the product is NBA coaching staffs who have reacted very favorably to CDSS product demostrations. The Company is currently combining CDSS with many of its other software products (e.g., video logging, video retrieval, and FAST editing) to create a comprehensive and powerful coaching tool for NBA coaching staffs.
For the first time, an NBA coach will have the ability to see raw game statistics interpreted and graphically recreated according to his exact specifications. In addition he will be able to retrieve and view clips in any order of the actual game video footage related to those statistics within a couple of hours after the game itself. Eventually the Company anticipates offering a slightly modified version of this product to NBA fans at the consumer level.

       DISTRIBUTION METHODS.   The Company is marketing and distributing its
current products including CDSS under the SISCOM name primarily because of the strong name recognition SISCOM has in the marketplace. The Company has elected not to use its marketing subsidiary EMSI, Inc. for NBA or NewsPro customers (which together represent the Company's current focus) in order to avoid confusing customers. The activities of EMSI, Inc. curtailed sharply over the last few months of the fiscal year of 1996. There are no significant operations in the current year.

       COMPETITION. The Company has competitors for each of its product offerings. The Company is, however, confident that its products can be sold effectively because each product can be demonstrated to show unique and valuable advantages over competing products.

       MAJOR CUSTOMERS. Management believes that SISCOM has consciously served a niche market of specialized customers. Because of its minimal marketing efforts, the Company has historically had to rely on revenues from a few substantial installations to large customers. This reliance has resulted from the Company's limited working capital rather than any limitation in the scope of the potential markets and customers for the Company's products. However prospectively, management believes that the Company now has the products and the customer contacts to appeal to a much broader customer base.

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

       REGULATION. The Company is a public company which files reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "SATI".

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

       EMPLOYEES. The Company currently employs ten (10) full-time employees in its Boulder, Colorado office.


ITEM 2.   DESCRIPTION OF PROPERTIES
-----------------------------------
       The Company's corporate headquarters are located at 7464 Arapahoe Avenue, Suite B-17, in Boulder, Colorado. This property measures 3,000 square feet and is leased at $3,375.88 per month, expiring August 31,1998. The Company has the option to renew the lease for an additional two (2) year term upon one hundred eighty (180) days advance written notice to the Lessor. This facility is considered to be adequate for the Company's current needs and the Company intends to exercise its renewal option.

       The Company has various computer hardware, software and communication equipment located at its Boulder office. This equipment is used to develop software, to demonstrate products to customers and to provide service to customers.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------
       Neither the Company nor any officer or director in his capacity as such is a party to any pending litigation involving the Company, and no such proceedings are known to be contemplated.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
       No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 1997.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------
       The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board. However, as previously indicated, in June, 1992, the Company filed with the Commission a Form 15 terminating the registration of its shares of Common Stock under Section 12(q) of the Exchange Act, and the Company ceased to be a reporting company. As a result, no public market for the Company's Common Stock existed until the Company filed its Registration Statement on Form 10-SB. Quotation on the OTC Electronic Bulletin Board commenced in February, 1995. The reported high and low bid and ask prices for the Common Stock are shown below for the period from February 1, 1995 through September 25, 1996:

                                      Bid                 Ask
                                --------------      ---------------
                                High       Low       High      Low
                                -----     ----       -----    ----
    1996 Fiscal Year
       First Quarter           .50       .25        .625      .4375
       Second Quarter          .375      .1875      .50       .375
       Third Quarter           .1875     .1875      .375      .3125
       Fourth Quarter          .375      .1875      .5313     .3125

    1997 Fiscal Year
       First Quarter           .4063     .1875      .50       .375
       Second Quarter          .625      .4063      .8438     .50
       Third Quarter           .625      .4375      .7813     .55
       Fourth Quarter          .375      .26        .5313     .35

       The closing bid and ask prices of the Company's Common Stock as of September 2, 1997 were $.21 and $.30, respectively, as reported by the National Association of Securities Dealers Composite Feed. The prices represented above are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions. The prices do not reflect prices in actual transactions. As of September 2, 1997, there were approximately 457 record owners of the Company's Common Stock.

       The Company's Board of Directors may only declare and pay dividends on outstanding shares of Common Stock when all declared funds on the Series A Preferred Shares have been paid, or the Company has set aside a sufficient amount to pay them.(see Part II item 6, liquidity and capital resources)

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.


RESULTS OF OPERATIONS - FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996
--------------------------------------------------------------------------
       During the fiscal year ended June 30, 1997, SISCOM generated revenue of $838,200 with a resulting net loss of $(218,400) compared to revenue of $972,400 and net loss of $(103,400) the previous year.

       REVENUE
       -------
       The following table outlines the Company's revenue mix over the last two (2) fiscal years.

                                         Years Ended June 30
                                         -------------------
                                      1997                1996
                                -----------------   ----------------
       Product Sales
         Software sales         $283,800      34%   $336,500     35%
         Hardware sales          124,600      15%    186,500     19%
       Software Services         429,800      51%    449,400     46%
                                --------      ---   --------     ---
           Total Revenue        $838,200     100%   $972,400    100%
                                ========     ====   ========    ====

       Product Sales were primarily to the sports industry and involved the sale of proprietary software and computer hardware (on a re-sale basis). Software sales and software services revenues decreased $72,300 from $785,900 for the twelve (12) months ended June 30, 1996, to $713,600 for fiscal 1997, a decrease of approximately 10%. This decrease was caused by the slowdown (and subsequent termination) of Stadium Click Effects(EMSI) sales. Revenues from NewsPro service renewals decreased slightly from $449,400 to $429,800.

       SISCOM's hardware sales, decreased from $186,500 for the twelve (12) months ended June 30, 1996, to $124,600 for fiscal 1997. The decrease is the result of the change in sales mix from the prior year, with the majority of the decrease directly resulting from the termination of Stadium Click Effects sales.

       COSTS AND EXPENSES
       ------------------
       Cost of sales and services includes components for hardware sales, direct labor and materials used in the manufacture of software, capitalized software amortization and other expenses incurred to generate revenue. For the fiscal year ended June 30, 1997, cost of sales and services was approximately 56% of total revenue compared with 62% for the prior year.

       Gross margins were 44% in fiscal 1997 and 38% in fiscal 1996. This increase in gross margins is attributable to the change in sales mix between hardware and software experienced by SISCOM in fiscal 1997. Hardware has consistently had a substantially lower margin than software and related services revenue over the years. Therefore in 1997 SISCOM moved toward the more profitable mix resulting in proportionately more software and service revenue and less hardware revenue as compared to fiscal 1996. Service revenue increased between the two years at 51% of total sales in 1997 and 46% in fiscal 1996.

       The following table outlines the Company's cost of sales components for the last two (2) fiscal years.

                                         Years Ended June 30
                                         -------------------
                                      1997                1996
                                -----------------   ----------------
    Hardware Cost of Sales      $ 98,000      21%   $159,400     27%
    Direct Labor and Materials   162,000      35%    175,100     29%
    Software Amortization        193,000      41%    155,300     26%
    Other                         14,000       3%      2,800      1%
                                --------     ----   --------    ----
      Total Costs of Sales      $467,000     100%   $602,200    100%
                                ========     ====   ========    ====

       Hardware Cost of Sales decreased $61,400 from fiscal 1996 which reflects the change in sales mix as previously noted. The gross margin on hardware sales increased approximately 21% from the prior fiscal year. This increase in gross margin is primarily the result of more competitive purchasing prices with FAST Electronics U.S. (FAST). SISCOM's strategic relationship with FAST continues to provide both companies with the potential for mutually beneficial marketing placement within the sports industry. The Company continued its focus on providing business solutions through its software and services within the sports industry with hardware sales an ancillary component of that solution.

       The cost of direct labor and materials includes employee hours spent contract programming and installing, training, and supporting NewsPro(- Registered Mark-) as well as any materials and supplies directly used in the process. The total cost of direct labor and materials decreased $13,100 or 7% between fiscal 1997 and 1996.

       The software royalties component of cost of sales relates to the February 1995 distributor agreement between the third party developer and EMSI, Inc. for the sale of Stadium Click Effects software. Under the terms of this agreement EMSI, Inc., acting as the exclusive authorized distributor of the software, sublicenses the product directly to the customer and pays the developer between 45% and 75% of the net licensing fee, depending on the specifics of each customer transaction. There is no current year royalties expense due to the 1996 mid-year termination of the re-sale agreement.

       Software amortization increased by $37,700 from 1996 to 1997. The Company continues to emphasize software development. Management expects a corresponding increase in capitalized software creation costs and the related amortization of those costs.

       Operating, general and administrative expenses for fiscal 1997 increased by $95,800, from $426,800 for the twelve (12) months ended June 30, 1996, to $522,600 in fiscal 1997, an decrease of 22%. This increase was primarily the result of the following two factors. There were increased personnel costs relating to the investigation of a new business opportunity which were incurred and terminated during the third quarter. There was an expense related to the adoption of FAS 121 during the fiscal year, resulting in an additional $25,000 expense. (see notes to consolidated financial statements)

       Depreciation expense increased from $42,300 for the year ended June 30, 1996, to $89,600 for fiscal 1997. The increase is attributable to sizable additions in the first and second quarters of the current fiscal year to property and equipment in order to upgrade the Company's in house software development capabilities.


LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1997 COMPARED TO JUNE 30, 1996
-------------------------------------------------------------------------
       SISCOM's current working capital surplus of $157,500, represented by current assets minus liabilities shows an increase over the prior years working capital deficit $(400,200). The increase is primarily the result of closing on the sale of 4,000,000 shares of preferred stock for $1,000,000 in the first quarter. (as discussed below) However, trade receivables also increased by $186,100 from the prior fiscal year and the Company generated net income of $55,000 during the first two quarters. The Company also reduced its current liabilities during the current fiscal year by approximately $275,000, as a result of the inflow of cash from the sale of the preferred stock mentioned above.

       The Company's primary uses of cash and working capital during fiscal 1997 were: the purchase of some capital assets of approximately $282,000 which included upgrades to the computer equipment for use in software development and customer support; the capitalized cost of computer software development of approximately $255,000, and the reduction of accounts payable and accrued liabilities by approximately $275,000.

       On September 12, 1996, the Company sold 4,000,000 shares of convertible preferred stock to Global Equity Corporation. These shares carry a 7% non-cumulative dividend and are convertible into the Company's common stock on a one-for-one basis commencing the earlier of one year from the date of issuance or the effective date of a registration statement registering for sale the shares of common stock issuable upon conversion of the Series A preferred and ending three years from the date of issuance. No dividends will be paid on the existing common stock, no distributions will be made on the common stock, and no shares of common stock will be redeemed, retired, or otherwise acquired for valuable consideration until all declared dividends on the Series A have been paid or the Company has aside a sufficient amount to pay them. The holders of Series A have voting rights that are identical to the voting rights of holders of common stock. As part of the sale of these shares, the purchaser shall have two representatives on the Company's Board of Directors.(see Part III Item 9) The Company continues to use the proceeds to accelerate development of new software products, to develop new markets for its products and for working capital purposes.

       The Company, as a result of new capital, continued sales of it's software products to the sports industry, and renewal of its maintenance support services, believes it will generate sufficient cash flow to meet its current operating needs.

       Management believes that inflation has not had a material impact on its results of operations.


SUBSEQUENT EVENT
----------------
       Management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.


PRIVATE SECURITIES LITIGATION REFORM
-------------------------------------
       Certain statements in this Annual Report on Form 10-KSB which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and dect service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.


ITEM 7.   FINANCIAL STATEMENTS
------------------------------
       The following financial statements are filed as part of this report:

       1.      Report of Independent Auditors;

       2.      Audited Consolidated Balance Sheet as of June 30, 1997;

       3. Audited Consolidated Statements of Operations as of June 30, 1997 and 1996;

       4. Audited Consolidated Statements of Cash Flow for the years ended June 30, 1997 and 1996;

       5. Audited Statement of Changes in Stockholders' Equity from July 1, 1995 through June 30, 1997;

       6.      Notes to Financial Statements.

       All schedules are omitted since the required information is not present or is not in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------
       Effective August 10, 1994, the Board of Directors of the Company decided to change the Company's independent accountant. As discussed elsewhere, the Company ceased its public reporting responsibility effective June 1992. Previously, the independent accountant who was engaged as the principal accountant to audit the Company's financial statements was KPMG Peat Marwick LLP, which firm last audited the Company's 1991 financial statements. KPMG Peat Marwick LLP's auditor's report on the consolidated financial statements of Satellite Information Systems Company and subsidiary as of June 30, 1991 and 1990, and for each of the years in the three-year period ended June 30, 1991 contained a separate paragraph stating that "the Company's net loss for the year ended June 30, 1991, current liabilities in excess of current assets as of June 30, 1991 and debt that is in default raise substantial doubt about the Company's ability to continue as a going concern."

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

       The Company has retained the accounting firm of HEIN + ASSOCIATES, LLP, to serve as the Company's principal accountant to audit the Company's financial statements. This relationship began August 10, 1994. Prior to its engagement as the Company's principal independent accountant, HEIN + ASSOCIATES, LLP had not been consulted by the Company either with respect to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any matter which was the subject of any prior disagreement between the Company and its previous certifying accountant.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
-----------------------------------------------------------------------
DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------
       The name, position with the Company, age of each director and officer and the period during which each director and/or officer has served are as follows:

                                             Director and/or Executive
Name and Position in the Company    Age            Officer Since
--------------------------------    ---      -------------------------
     Michael J. Ellis,               50                1985
     Chairman of the Board,
     President and CEO

     Robert D.S. Turner,             57                1988
     Director, Secretary
     and Director of Marketing

     Mark S. Boledovich              44                1987
     Director, V.P. of
       Field Operations

     John R. Hart                    38                1996
     Director

     Maxim C.W. Webb                 36                1996
     Director
----------------------------------

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

       JOHN R. HART.   Mr. Hart was appointed to the Company's Board of
Directors in November 1996, in conjunction with the Global Equity Corporation transaction. After graduating from Pomona College in 1982 with a B.A. degree in Economics, he began his investment career with a firm which was a poineer in developing computerized analytical systems for portfolio management and trading. This led to a partnership in investment banking firm of Detwiler, Ryan & Company, a partnership that specialized in providing merger and acquisition advice and institutional portfolio management consultation services. Mr. Hart is President, CEO, and a Director of PICO Holdings, Inc., a publicly traded corporation listed on the Nasdaq National Market System, as well as various subsidiaries of PICO Holdings, Inc. He is also President, CEO and a Director of Global Equity Corporation, a publicly traded corporation listed on the Toronto Stock Exchange and the Montreal Exchange; and a Director of PC Quote, Inc., a publicly traded corporation listed on the American Stock Exchange.

       MAXIM C. W. WEBB. Mr. Webb was appointed to the Company's Board of Directors in November, 1996, in conjunction with the Global Equity Corporation transaction. Mr. Webb currently serves as a Senior Investment Analyst with Global Equity Corporation (f/k/a The Ondaatje Corporation), a Canadian corporation having its principal offices in Toronto, Ontario, Canada. Mr. Webb joined Global Equity Corporation in 1993, and was initially responsible for setting up the Global Equity Corporation's Asian corporate finance activities. Prior to going to Global Equity Corporation, he worked for KPMG Peat Marwick in its London and Toronto offices with responsibilities for managing a variety of client merger and acquisition, corporate disposal and due diligence assignments. Mr. Webb graduated with a degree in Zoology from London University in 1982 and qualified as a Chartered Accountant in 1987.

       Prior directors Charles M. Powell and Anthony T. Accetta, who had served as directors and agreed to continue to serve until successors could be identified and elected, both voluntarily resigned during fiscal year 1997. Mr. Powell and Mr. Accetta were replaced by Hart and Webb.

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

       Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during the last fiscal year. All of these filing requirements were satisfied by the Company's directors, officers and 10% holders. In making these statements, the Company has relied on the written representation of its directors and officers or copies of the reports that they have filed with the Commission, with copies to the Company.


ITEM 10.   EXECUTIVE COMPENSATION
---------------------------------
       The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

                                                    TABLE 1
                                          SUMMARY COMPENSATION TABLE
                                                                Long Term
Compensation

----------------------------------
                                    Annual Compensation(1)              Awards
            Payouts
                                  --------------------------
---------------------      -------
                                                      Other
                        All
                                                     Annual      Restricted
                       Other
Name and                                             Compen-        Stock
             LTIP     Compen-
Principal                         Salary    Bonus    sation       Award(s)
Options/      Payouts   sation
Position                 Year       ($)      ($)     ($)(2)          ($)
SARs          ($)       ($)
---------------         -------  --------   -----   ---------    ----------
--------      -------   ------
Michael J. Ellis          1997    120,000     -0-       -0-         -0-
-0-           -0-       -0-
Chairman,
President,                1996     90,000     -0-       -0-         -0-
-0-           -0-       -0-
and CEO
                          1995     90,000     -0-       -0-         -0-
-0-           -0-       -0-
-----------------------------

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

       In fiscal 1995, the Company granted non-qualified stock options exercisable to purchase up to 300,000 shares of common stock at an exercise price of $.20 per share, including 40,000 option to two directors. The options have a term of five years and are all currently exercisable.

       During fiscal 1996, the Company granted 157,500 nonqualified stock options to purchase common stock at exercise prices of $.28 - $.50 per share, including 50,000 options to directors and 75,000 options to a former officer. All options have a term of five years and all but 15,000 are currently exercisable (which expired upon termination of an employee). In July 1996, the Company authorized the issuance of an additional 120,000 shares at $.34 per share to a consultant, which will expire in July 1999.

1989 QUALIFIED STOCK PURCHASE PLAN
----------------------------------
       In 1989, the Company adopted an Employee Qualified Stock Purchase Plan (the "1989 Plan"). All full time employees of the Company who have completed six (6) months of employment and own less than five percent (5%) of the Company's common stock are eligible to participate in the 1989 Plan. The 1989 Plan makes available to eligible employees who elect to participate through payroll deductions 60,000 shares of the Company's authorized but unissued shares of common stock. As of the date of this Registration Statement, 2,000 of these shares had been purchased under the 1989 Plan. The purchase price of the common stock purchased under the 1989 Plan is equal to eighty-five percent (85%) of the average of the high and low trading prices of the Company's common stock on the first or last business days of a six-month subscription period, whichever is lower.

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

                                                    TABLE 2

                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
YEAR
                                         AND FY-END OPTION/SAR VALUES

----------------------------------------------------

          Value of
                                                                     Number of
         Unexercised

Unexercised         In-the-Money

Options/SARs         Options/SARs
                                                                   at FY-End
(#)      at FY-End ($) (1)
                        Shares Acquired       Value Realized
Exercisable         Exercisable/
Name                    on Exercise (#)             ($)
(Unexercisable)       Unexercisable
----------------        ---------------       --------------
---------------     -----------------
Michael J. Ellis              -0-                  $-0-               483,332
         $17,500 (2)
                                                                     (116,668)

------------------------------

(1) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

(2) Mr. Ellis has 500,000 and 100,000 options exercisable at $.22 and $.374 per share respectively. The fair market value of the securities underlying
     Mr. Ellis' options at fiscal year end was $.225 per share based upon the average of the closing bid and ask prices of the Common Stock as quoted on
     the OTC Electronic Bulletin Board. Accordingly, at fiscal year end, Mr. Ellis' options were worth $0.35 and $0.00 per share respectively or $17,500 in total.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
     The following table sets forth, as of September 24, 1996, and as adjusted for the sale of Option Stock, the stock ownership of each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's common stock, all directors individually and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.


  Name & Address                          Shares Beneficially Owned
of Beneficial Owner                      Number           Percent (1)
-------------------                      -------          -----------
Michael J. Ellis (2)
7464 Arapahoe Avenue, Suite B-17
Boulder, Colorado  80303               1,287,160             23.06%

C.M. Capital Corporation
525 University Ave., Suite 1500
Palo Alto, California  94301             700,000             13.73%

Robert D.S. Turner (6)
7464 Arapahoe Avenue, Suite B-17
Boulder, Colorado  80303                 156,832              3.04%

Mark S. Boledovich (7)
7464 Arapahoe Avenue, Suite B-17
Boulder, Colorado  80303                 333,332              6.37%

Maxim C.W. Webb
875 Prospect Street, Suite 301
La Jola, California  92037             4,000,000             43.97%

John R. Hart
875 Prospect Street, Suite 301
La Jolla, California 92037             4,000,000             43.97%

All Officers and Directors
as a Group (5 Persons)                 5,777,324             55.71%


(1) Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Report, or within sixty (60) days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent of the class owned by the group.

(2) Includes Incentive Stock Options exercisable to acquire up to 416,666 shares and 66,666 shares of the Registrant's Common Stock at an exercise price of $.22 and $.374 per share, respectively. Does not include Incentive Stock Options exercisable to acquire up to 83,334 shares and 34,334 shares of the Registrant's Common Stock at an exercise price of $.22 and $.374 per share, respectively, which Options are subject to future vesting.

(3) Includes Incentive Stock Options exercisable to acquire up to 20,832 and 36,000 shares of the Registrant's Common Stock at an exercise price of $.20 and $.34 per share, respectively. Does not include Incentive Stock Options exercisable to acquire up to 4,168 shares and 18,000 shares of the
     Registrant's Common Stock at an exercise price of $.22 and $.374 per share, respectively, which Options are subject to future vesting.

(4) Does not include Incentive Stock Options exercisable to acquire up to 100,000 and 75,000 shares of the Registrant's Common Stock at an exercise price of $.20 and $.34 per share, respectively. Does not include Incentive Stock Options exercisable to acquire up to 16,668 shares and 25,000 shares of the Registrant's Common Stock at an exercise price of $.22 and $.374 per share, respectively, which Options are subject to future vesting

(5) Consists of 4,000,000 shares of the Company's Convertible Preferred Stock beneficially owned by Global Equity Corporation, a Canadian corporation (Global). Messrs. Webb and Hart currently serve as executive officers of Global, and Mr. Hart also serves as a director of Global, and, as such, both would be deemed to exercise voting and investment control with respect to the shares of Preferred Stock owned by Global. Messrs. Webb and Hart each disclaim beneficial ownership of the shares of Preferred Stock owned by Global for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
       In February, 1995, the Company formed a subsidiary corporation. The new venture, Event Marketing Systems International, Inc. (EMSI, Inc.), markets software and harware products to the sports industry. EMSI, Inc. is owned 80% by SISCOM and 20% by four individuals. The four individual owners include Michael J. Ellis, who is also the president and founder of SISCOM, Cord Periera, who is executive vice president of Diamond Sports, Douglas Piper, co-founder and president of S.R.O. Partners, and Kenneth Wilson, president of Wilson Sports Marketing.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
----------------------------------------------------------------

FINANCIAL STATEMENTS
--------------------
       The following financial statements are filed as part of this report:

       1.      Report of Independent Auditors;

       2.      Audited Consolidated Balance Sheet as of June 30, 1997;

       3. Audited Consolidtaed Statements of Operations as of June 30, 1997 and 1996;

       4. Audited Consolidated Statements of Cash Flow for the years ended
               June 30, 1997 and 1996;

       5. Audited Statement of Stockholders' Equity for the period from July 1, 1995 through June 30, 1997;

       6.      Notes to Financial Statements.


EXHIBITS
--------
       The following Exhibits are filed as part of this Report pursuant to
Item 601 of Regulation S-B:

Exhibit No.             Title
-----------             -----

*2.1     Amended and Restated Articles of Incorporation

*2.1a    Articles of Amendment to Articles of Incorporation

*2.2     Certificate of Trade or Assumed Name

*2.3     By-laws

*3.1     Specimen Common Stock Certificate

*3.2     1987 Non-Statutory Stock Option Plan

*3.3 1988 Incentive Stock Option Plan, incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Commission in June, 1989

*3.4 1989 Employee Qualified Stock Purchase Plan, incorporated by reference from the Company's Registration Statement on form S-8 filed with the Commission in March, 1990

*3.5     1994 Stock Incentive Plan

*5.0     Lease Agreement

*10.1    Cross-Receipt between the Company and C.M. Capital Corporation

*16.1    Letter on Change in Certifying Accountant
_________________________________

* Incorporated by reference from the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, as amended, SEC file number 0-12541.


REPORTS ON FORM 8-K
-------------------
       The Registrant did not file any Current Reports on Form 8-K during the Fourth Quarter ended June 30, 1997.

                          SISCOM, INC. AND SUBSIDIARY

                       Consolidated Financial Statements
                              For the Years Ended
                            June 30, 1997 and 1996

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheet - June 30, 1997 . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations - For the Years Ended June 30, 1997 and
1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statement of Stockholders' Equity - For the Period from July 1,
1995 through June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows - For the Years Ended June 30, 1997 and
1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  F-7

                         INDEPENDENT AUDITOR'S REPORT




Board of Directors
SISCOM, Inc.
Boulder, Colorado



We have audited the accompanying consolidated balance sheet of SISCOM, Inc. and Subsidiary as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SISCOM, Inc. and Subsidiary as of June 30, 1997, and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.



Hein + Associates llp

Denver, Colorado
September 2, 1997

                          SISCOM, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997

ASSETS
------
Current Assets:
  Cash and cash equivalents                            $   171,300
  Accounts receivable trade, less allowance for
     doubtful accounts of $10,000                          218,100
  Inventory                                                 27,900
  Prepaid expenses                                           1,200
                                                       ------------
        Total current assets                               418,500

Property and Equipment:
  Computer equipment                                       681,100
  Office furniture and equipment                            59,300
  Less accumulated depreciation                           (448,000)
                                                       ------------
        Net property and equipment                         292,400

Software Development Costs, net of accumulated
  amortization of $2,226,200                               358,900

Other Assets                                                 3,600
                                                       ------------
Total Assets                                           $ 1,073,400
                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                     $    37,400
  Accrued liabilities and other                             42,600
  Unearned revenue                                         181,000
                                                       ------------
        Total current liabilities                          261,000

Minority Interest                                            2,200

Stockholders' Equity:
  Preferred stock, no par value, 96,000,000
     shares authorized; none issued                              -
  Series A convertible preferred stock,
     no par value, 4,000,000 shares authorized,
     issued and outstanding                              1,000,000
  Common stock, no par value; 100,000,000
     shares authorized; 5,097,687 shares issued
     and outstanding1,938,900
  Accumulated deficit                                   (2,128,700)
                                                       ------------
        Total stockholders' equity                         810,200
                                                       ------------
Total Liabilities and Stockholders' Equity             $ 1,073,400
                                                       ============

      See accompanying notes to these consolidated financial statements.

                          SISCOM, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Years Ended
                                                         June 30,
                                             --------------------------------
                                                   1997            1996
                                               -------------   -------------
Net Revenues:
  Software and related services                $   713,600      $  785,900
  Hardware                                         124,600         186,500
                                              ------------    ------------
      Total revenues                               838,200         972,400

Costs and Expenses:
  Costs of sales                                   467,000         602,200
  Operating, general and administrative            522,600         428,400
  Depreciation                                      89,600          42,300
  Minority interest                                 (2,500)          2,900
                                               ------------     ------------
         Total expenses                          1,076,700       1,076,800
                                               ------------     ------------

Other Income -
  Interest income                                  20,100            -
                                               ------------     ------------

Net Loss                                       $  (218,400)     $ (103,400)
                                               =============    =============
Net Loss Per Common Share                      $     (0.04)     $    (0.02)
                                               =============    =============
Weighted Average Common Shares Outstanding       5,074,000       5,014,000
                                               =============    =============

      See accompanying notes to these consolidated financial statements.

                                          SISCOM, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JULY 1, 1995 THROUGH JUNE 30,
1997


                    Total
                           Preferred Stock        Common Stock       Treasury
Stock                 Stock-

--------------------------------------------------------------------Accumulate
dholders'
                         Shares      Amount    Shares     Amount    Shares
Amount      Deficit   Equity
                       ----------- ---------- --------- -------------------
---------- -----------------------
Balances, July 1, 1995          -          -  5,086,395$2,083,400   93,708
$(172,000)$(1,806,900)$  104,500


 Retirement of treasury
    stock                       -          -    (93,708) (172,000) (93,708)
172,000       -          -
 Issuance of stock to an
    officer for services
    and cash                    -          -     75,000   20,000-        -
                      20,000
 Net loss                       -          -          -         -        -
    -    (103,400)  (103,400)
                        --------- ----------  ----------------------------
-------------------- ----------
Balances, June 30, 1996         -          -  5,067,687 1,931,400        -
    -  (1,910,300)    21,100


 Proceeds from exercise
    of warrants                 -          -          -     7,500        -
    -           -      7,500
 Issuance of preferred
    stock               4,000,000  1,000,000     30,000         -        -
    -           -  1,000,000
 Net loss                       -          -          -         -        -
    -    (218,400)  (218,400)
                        --------- ----------  ----------------------------
--------  ----------------------
Balances, June 30, 1997 4,000,000 $1,000,000  5,097,687$1,938,900        -   $
    -  $(2,128,700)$ 810,200
                        ========= ==========  =================== ========
=======  ======================

                      See accompanying notes to these consolidated financial statements.

                          SISCOM, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Years Ended
                                                         June 30,
                                             --------------------------------
                                                   1997            1996
                                               -------------   -------------
Cash Flows from Operating Activities:
 Net loss                                      $  (218,400)     $ (103,400)
 Adjustments to reconcile net loss to net cash
    from operating activities:
       Depreciation and amortization               282,600         197,600
       Issuance of common stock for services             -          15,000
       Minority interest                            (2,500)          2,900
       Loss on impairment of asset                  25,000               -
       Changes in operating assets and
        liabilities:
         Receivables                              (184,200)        134,300
         Inventories                                (6,000)        (21,900)
         Prepaid expenses and other                  1,800          21,800
         Accounts payable                         (137,300)         13,100
         Accrued liabilities                      (137,300)         63,700
         Unearned revenue                          (12,500)        (50,200)
                                               -------------    -------------

    Net cash (used in) provided by
       operating activities                       (388,800)        272,900

Cash Flows from Investing Activities:
 Capital expenditures                             (281,700)        (26,300)
 Capitalized software development costs           (254,700)       (221,500)
                                               -------------    -------------

    Net cash used in investing activities         (536,400)       (247,800)

Cash Flows from Financing Activities:
 Net proceeds from exercise of common
    stock options                                    7,500               -
 Proceeds from issuance of common stock                  -           5,000
 Proceeds from issuance of preferred stock       1,000,000               -
                                               -------------    -------------
    Net cash provided by financing activities    1,007,500           5,000

Net Increase in Cash                                82,300          30,100

Cash and Cash Equivalents, at beginning of
 period                                             89,000          58,900

Cash and Cash Equivalents, at end of period    $   171,300      $   89,000
                                               ============     ============


      See accompanying notes to these consolidated financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

    NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION - SISCOM, Inc. (SISCOM) was incorporated in the State of Colorado on September 29, 1982. SISCOM operates as a software development company that provides computer based products and services to the electronic media and sports industry. In 1995, SISCOM formed a new subsidiary, called Event Marketing Systems International, Inc. (EMSI). Operations of EMSI were insignificant in 1996 and 1997. The consolidated financial statements include the accounts of SISCOM and EMSI. SISCOM and EMSI are collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

    INVENTORY - Inventory consists of finished goods. The cost of finished goods is based on specific identification.

    PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets (approximately 5 years). The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of property and equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

    SOFTWARE DEVELOPMENT COSTS - The Company capitalizes costs of producing software to be sold, leased, or otherwise marketed, incurred subsequent to establishing technological feasibility in accordance with Financial Accounting Standards Statement No. 86.

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

    The total amount charged to expense in the statements of operations for amortization of capitalized software costs which is included in cost of sales was $193,000 and $155,300 for the years ended June 30, 1997 and 1996, respectively. Total amounts charged to research and development for software development was $3,600 and $14,400 for the years ended June 30, 1997 and 1996, respectively.

    Costs incurred in researching, designing and planning for the development of new software are classified as research and development expenses and are charged to operations as incurred. Such amounts have been immaterial for the periods presented.

    UNEARNED REVENUE - Unearned revenue primarily represents payments received on deferred maintenance contracts that has not been earned. The amounts are amortized into revenue on a monthly basis, using the straight-line method, over the life of the contract.

    REVENUE RECOGNITION - Revenue from the sale of computer equipment and the licensing of the Company's proprietary software to end users, predominantly in the broadcast and sports industries, is recognized when the software is delivered and the Company has substantially performed all material obligations relating to the sale agreement and collectibility is deemed probable by management. Revenue from software services is recognized ratably over its contractual period or as the services are performed.

    Costs for maintenance and customer support are charged to expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

    INCOME TAXES - The Company accounts for income taxes on the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    NET LOSS PER COMMON SHARE - Net loss per common share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents as calculated under the treasury stock method. For fiscal 1997 and 1996, common stock equivalents have been excluded because their effect is antidilutive.

    STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid no income taxes during the two year period ended June 30, 1997. Cash paid for interest was $3,600 and $3,200 for the years ended June 30, 1997 and 1996, respectively.

    USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

    The Company's financial statements are based upon certain significant estimates, including the recoverability of software development costs and property and equipment. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates could materially change within the next year.

    FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards
    No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at June 30, 1997, management's best estimate is that the carrying amount of cash and equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

    IMPAIRMENT OF LONG-LIVED ASSETS - During the year ended June 30, 1997, the Company adopted Financial Accounting Standards Board Statement 121 "Impairment of Long-Lived Assets" (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 increased the net loss for the year ended June 30, 1997 by $25,000.

    STOCK-BASED COMPENSATION - During the year ended June 30, 1997, the Company adopted Financial Accounting Standards Board Statement 123 "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and is subject only to the disclosure requirements prescribed by FAS 123.


2.  STOCKHOLDERS' EQUITY:
    --------------------

    PREFERRED STOCK - The Company has authorized 100,000,000 shares of preferred stock. On September 9, 1996, the Company issued
    4,000,000 shares of no par value Series A convertible preferred stock (Series A) to an investor for consideration of $1,000,000. Series A has noncumulative dividends at an annual rate of $.0175 per share, which will only be paid out of the net profits or surplus of the Company as determined by the Board of Directors. At June 30, 1997, no dividends were declared or payable. No dividends will be paid on the common stock, no distributions will be made on the common stock, and no shares of common stock will be redeemed, retired, or otherwise acquired for valuable consideration until all declared dividends on the Series A have been paid, or the Company has set aside a sufficient amount to pay them. The Series A has a liquidation preference of $.25 per share. The total liquidation preference was $1,000,000 at June 30, 1997. The holders of Series A have voting rights that are identical to the voting rights of holders of common stock. At the option of the holder, the shares of Series A are convertible into shares of the Company's common stock on a one-for-one basis. The Series A is only convertible during the period commencing the earlier of one year from the date of issuance, or the effective date of a registration statement registering for sale the shares of common stock issuable upon conversion of the Series A, and ending three years from the date of issuance. Holders of Series A have the right to demand that the Company file a registration statement to register for sale the shares of common stock received upon conversion. All costs of such registration shall be paid by the Company. Conversion values shall be adjusted for stock splits and combinations.

    As part of the sale of the Series A shares, two representatives of the purchaser replaced two representatives on the Company's Board of Directors. Furthermore, among other things, the Company shall not issue new common stock or stock options or incur additional debt without the approval of the designated representatives of the Series A holders.

    STOCK ISSUANCES - In June 1994, the Company sold 440,000 units for $110,000. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant (warrant). Each warrant is exercisable through June 1999 to purchase one additional share of the Company's common stock at an exercise price of $1.00 per share.

    In November 1994, the Company sold 200,000 units for $50,000. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. Each warrant is exercisable through November 1999 to purchase one additional share of the Company's common stock at an exercise price of $1.00.

    In January 1995, the Company borrowed $60,000 in the form of two bridge loans to be repaid from the proceeds of its anticipated May 1995 private placement. These loans carried an interest rate of 12% per annum and a one-year maturity. As part of the transaction, the lenders also received warrants to purchase 60,000 shares of common stock exercisable through January 1998 at an exercise price of $.25 per share. These loans have been repaid.

    In May 1995, the Company completed a private placement offering of 490,000 units at $.50 per unit for a total of $245,000 less issuance costs of $19,000. Each unit consisted of one share of restricted common stock and one common stock purchase warrant exercisable through January 1998 at an exercise price of $1.00 per share. In September 1995, the Company granted a warrant to purchase 49,000 units at $.50 per unit to certain persons who assisted in this offering. The warrant is exercisable through April 2000.

                                              Warrants  Prices
    Warrants outstanding are as follows:
          June 1994 offering                   440,000  $ 1.00
          November 1994 offering               200,000    1.00
          January 1995 bridge loan              30,000     .25
          May 1995 offering                    490,000    1.00
          May 1995 offering                     49,000    1.00
                                             ---------  ------
                                             1,209,000
                         =========

    In fiscal 1996, the Company sold 75,000 shares to an officer for $5,000 in cash and services. The Company valued the services at $15,000 for financial reporting purposes based on the trading price of the Company's common stock and the difference was recorded as an expense.

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

    STOCK OPTION PLAN - In 1987, the Company adopted a nonqualified stock option plan (the "87 Plan") which 157,500 shares of the Company's common stock reserved for issuance. The 87 Plan expires in 1997. In 1988, the Company adopted a qualified stock plan (the "88 Plan") which has 130,000 shares of the Company's stock reserved for issuance. The 88 Plan expires in 1998. As of June 30, 1997, there were no options outstanding under the 87 Plan or the 88 Plan.

    In 1995, the Company's shareholders approved a stock incentive plan (the "Plan"). Under the Plan, the Company is authorized to grant options for an aggregate of shares of the Company's common stock. A total of 1,500,000 shares of the Company's common stock has been reserved for issuance under the Plan. The Stock Option activity for the years ended June 30, 1997 and 1996 is as follows:

                                   Non-Qualified         Qualified
                                 -----------------  ------------------
                                          Weighted           Weighted
                                           Average            Average
                                   Number   Price     Number   Price
                                     of      Per        of      Per
                                   Shares   Share     Options  Share
                                  --------  -----   ---------- -----
Outstanding, July 1, 1995         350,000  $.20      825,000   $.21
    Granted                       157,500   .35      500,000    .35
    Expired                       (15,000)  .34      (65,000)   .20
                                  -------          ---------
Outstanding, June 30, 1996        492,500   .24    1,260,000    .27
    Granted                       120,000   .34       50,000    .67
    Exercised                           -                  -
    Expired                      (225,000)  .28     (142,000)   .41
                                  -------          ---------
Outstanding, June 30, 1997        387,500   .25    1,168,000    .27
                                  =======          =========

    The 1,555,500 options outstanding at June 30, 1997 had exercise price ranging from $.20 to $.67, and become exercisable as follows:

              Exercisable                         Weighted
               In Year            Number           Average
                 Ended              Of            Exercise
               June 30,           Options           Price
               --------        ------------       --------
                 1997           1,308,528           $.25
                 1998             170,639            .30
                 1999              76,333            .42

     For options granted during the years ended June 30, 1997 and 1996, the weighted average market price of the Company's common stock was approximately equal to the weighted average exercise price. The weighted average remaining contractual life for all options outstanding at June 30, 1997, was approximately __ years. If not previously exercised, options outstanding at June 30, 1997 will expire as follows:

              Exercisable                         Weighted
               In Year            Number           Average
                 Ended              Of            Exercise
               June 30,           Options           Price
               --------        ------------       --------

                 1999              50,000           $.20
                 2000             830,000           $.23
                 2001             107,500           $.37
                 2002             260,000           $.20
                 2003             258,000           $.34
                 2004              50,000           $.67

     PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES - The Company applies APB Opinion 25 and related interpretations in accounting for stock options granted to employees and directors. Accordingly, no compensation cost has been recorded for grants of options to employees and directors where the exercise price is not less than the fair market value of the Company's common stock on the measurement date. Had compensation cost been determined using the fair value method pursuant to FAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated in the following table:

                                                    For the Years Ended
                                                         June 30,
                                             --------------------------------
                                                   1997            1996
                                               -------------   -------------
Net loss
 As reported                                   $  (219,400)     $ (103,400)
 Pro forma                                        (246,900)       (218,900)

Net loss per common share
 As reported                                   $      (.04)     $     (.02)
 Pro forma                                            (.05)           (.04)

     The fair value of all options granted was estimated as of the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                    For the Years Ended
                                                         June 30,
                                             --------------------------------
                                                   1997            1996
                                               -------------   -------------
Estimated fair value per option                   $.23            $.29
Expected volatility                               102%            102%
Risk-free interest rate                             7%              7%
Expected dividends                                   -               -
Expected term (in years)                             7             6.5


3.   INCOME TAXES:
     ------------

     The net deferred tax asset (liabilities) is comprised of the following at June 30, 1997:

                                                        Long-Term
                                                        ---------
     Deferred tax asset (liability):
       Net operating loss carryforward and general
          business tax credit                         $ 1,746,000
       Capitalized software basis differences            (134,000)
                                                      -----------
     Net deferred tax asset                             1,612,000

     Less valuation allowance                          (1,612,000)
                                                       ----------
                                                       $        -
                                                       ==========

     The Company has accumulated net operating loss carryforwards of approximately $4,300,000 for income tax purposes as of June 30, 1997.
     The Company also has general business tax credit carryforwards of $139,000. These amounts expire periodically through 2012 if not utilized sooner. The Company's effective tax rate for the years ended June 30, 1997 and 1996 was 0% due to the Company's net losses for those years.
     The change in the valuation allowance from June 30, 1996 to June 30, 1997, was entirely due to the change in the net deferred tax assets.


4.   RETIREMENT PLAN:
     ---------------
     The Company has established a defined contribution retirement plan. Employees obtain eligibility in the plan after one year of service. Eligible employees are allowed to defer a portion of their pay up to the lesser of (i) the maximum amount allowed pursuant to IRS regulations or
     (ii) 15% of their annual salary. The Company may match up to 50% of employee contributions, limited to the smaller of 6% of an employee's salary or 10% of the Company's pretax earnings. The Company made no matching contributions to the plan for fiscal years 1997 or 1996. Participants are entitled, upon termination or retirement, to their vested portion of the retirement fund assets.


5.   MAJOR CUSTOMERS AND SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:
     -------------------------------------------------------------
     As a result of large turnkey software sales, which included hardware, software, and related services, the following customers comprised greater than 10% of total revenue:

                                                    For the Years Ended
                                                         June 30,
                                             --------------------------------
                     CUSTOMER                      1997            1996
                     --------                  -------------   -------------
                        A                          36%              10%


     Substantially, all revenues and receivables are derived from sales to the electronic media and sports industries. The Company's customers are generally geographically located in the United States. At June 30, 1997, the Company had accounts receivable of approximately $176,500 due from two customers, including $93,600 due from customer "A" listed above. Financial instruments that subject the Company to concentrations of credit risk consist primarily of trade receivables. Trade receivables are generally not collateralized.


6.   COMMITMENTS:
     -----------
     OFFICE LEASE - The Company leases its office space under a noncancellable operating lease which expires on August 31, 1998. Total rental expense was $40,100 and $38,300 for the years ended June 30, 1997 and 1996, respectively. Non-cancelable future minimum lease commitments under this lease are as follows:

                 Year
                 Ended
               June 30,
               --------
                 1998                    $ 40,500
                 1999                       6,800
                                         --------
                                         $ 47,300
                                         ========

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


          SISCOM, INC.



Date:         10/14/97 By:   /s/ Michael J. Ellis
          -----------------------------------------------------
                                                         Michael J. Ellis,
                   President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:                         Position:                     Date:



/s/ Michael J. Ellis        Chairman of the Board,             10/14/97
-------------------------    President and Chief
Michael J. Ellis               Executive Officer



/s/ Mark S. Boledovich      Director, Acting Chief             10/14/97
-------------------------      Financial Officer
Mark S. Boledovich



/s/ Robert D. S. Turner            Director                    10/14/97
-------------------------
Robert D. S. Turner



 /s/ Maxim C.W. Webb               Director                    10/14/97
-------------------------
Maxim C.W. Webb



 /s/ John R. Hart                  Director                    10/14/97
-------------------------
John R. Hart