Form 10QSB
period 1997-09-30
SATELLITE INFORMATION SYSTEMS CO
filed 1997-11-19
CIK 721235

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the quarterly period ended September 30, 1997

                                      OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _____________ to ____________

                        Commission File Number 0-12541

                                 SISCOM, INC.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Colorado                                  84-0899779
---------------------------------             -----------------------
(State or other jurisdiction                       IRS Employer
of incorporation or organization)              Identification Number

         7464 Arapahoe Avenue, Suite B-17, Boulder, Colorado     80303
        --------------------------------------------------------------
         (Address of Principal Offices)                     (Zip Code)

    Registrant's telephone number, including area code:     (303) 449-0442

                     SATELLITE INFORMATION SYSTEMS COMPANY
        --------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes   [  ] No

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of September 30, 1997, 5,097,687 shares of Common Stock and 4,000,000 shares of Preferred Stock were outstanding.

Transitional Small Business Disclosure Format (Check One): [ ] Yes [X]  No

                                     INDEX


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet at September 30, 1997 (unaudited) and June 30, 1997 (audited)

             Consolidated Statement of Operations for the Three Months Ended September 30, 1997 and September 30, 1996 (unaudited)

             Consolidated Statement of Cash Flows for the Three Months Ended September 30, 1997 and September 30, 1996 (unaudited)

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

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

                       PART I.    FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
-----------------------------
        The interim unaudited financial statements have been prepared by SISCOM, Inc. ("SISCOM" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Except as otherwise noted, such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the Company's last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.


FORWARD-LOOKING STATEMENTS
--------------------------
        In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

                                 SISCOM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                          September 30,       June 30,
                                              1997              1997
                                           (unaudited)        (audited)
                                          ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents               $   129,500       $   171,300

  Receivables:
    Trade, less allowance for doubtful
      accounts of $10,000                     441,000           218,100
  Inventory                                    51,600            27,900
  Work in progress                             21,300               -
  Prepaid expenses and other                    1,300             1,200
                                          ------------      ------------
    Total current assets                      644,700           418,500

PROPERTY AND EQUIPMENT
  Computer equipment                          751,800           618,100
  Office furniture and equipment               59,300            59,300
  Less accumulated depreciation              (476,000)         (448,000)
                                          ------------      ------------
    Net property and equipment                335,100           292,400

SOFTWARE DEVELOPMENT COSTS
  (net of accumulated amortization
   of $2,283,400 and $2,226,200)              382,800           358,900

OTHER ASSETS                                    3,600             3,600
                                          ------------      ------------
TOTAL ASSETS                              $ 1,366,200       $ 1,073,400
                                          ============      ============

  See accompanying notes to these consolidated financial statements.


                                 SISCOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------

                                          September 30,       June 30,
                                              1997              1997
                                           (unaudited)        (audited)
                                          ------------      ------------
CURRENT LIABILITIES
  Accounts payable                        $   177,300       $    37,400
  Accrued liabilities and other                50,300            42,600
  Unearned revenue                            272,400           181,000
                                          ------------      ------------
    Total current liabilities                 500,000           261,000
                                          ------------      ------------
MINORITY INTEREST                               2,200             2,200

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value;
    96,000,000 authorized;
    none issued                                    -                 -
  Series A convertible preferred
    stock, no par value; 4,000,000
    shares authorized, issued and
    outstanding                             1,000,000         1,000,000
  Common stock, no par value;
    100,000,000 shares authorized;
    5,097,687 shares issued and
    outstanding                             1,938,900         1,938,900
  Accumulated deficit                      (2,074,900)       (2,128,700)
                                          ------------      ------------
    Total stockholders' equity                864,000           810,200

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $ 1,366,200       $ 1,073,400
                                          ============      ============

  See accompanying notes to these consolidated financial statements.


                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               For the Three Months
                                                Ended September 30,
                                            ---------------------------
                                              1997              1996
                                          -------------     ------------
NET REVENUES:
  Software and related services           $   351,000       $   180,200
  Hardware                                    169,100            37,000
                                          ------------      ------------
                                              520,100           217,200

COSTS AND EXPENSES:
  Costs of sales                              270,100           110,500
  Operating, general and
    administrative                            168,200           101,000
  Depreciation                                 28,000            11,900
  Other expense (income)                          -             (28,000)
                                          ------------      ------------
                                          $   466,300       $   195,400
                                          ------------      ------------
NET INCOME                                $    53,800       $    21,800
                                          ============      ============

NET INCOME PER COMMON SHARE               $       0.01  *   $      0.00
                                          ============      ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                               5,097,687         5,067,700
                                          ============      ============

* Less than $.01 per share

  See accompanying notes to these consolidated financial statements.


                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                               For the Three Months
                                                Ended September 30,
                                             -------------------------
                                              1997              1996
                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $    53,800       $    21,800
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization            85,200            55,000
      Settlement of judgment                      -             (26,700)
      Sales allowance                             -                 -
      Equipment for services                      -              25,800
      Minority interest                           -                 500
      Changes in operating assets and
        liabilities:
          Receivables                        (222,900)          (96,800)
          Inventories                         (23,700)          (68,400)
          Work in progress                    (21,300)
          Prepaid expenses and other             (100)           (6,300)
          Accounts payable                    139,900           (38,200)
          Accrued liabilities and other         7,700          (125,000)
          Unearned revenue                     91,400           105,600
                                          ------------      ------------
    Net cash provided by operating
      activities                              110,000          (152,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (70,700)          (48,700)
  Capitalized software development
    costs                                     (81,100)          (40,800)
                                          ------------      ------------
    Net cash used in investing
      activities                             (151,800)          (89,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred
    stock                                         -           1,000,000
                                          ------------      ------------
    Net cash provided by financing
      activities                                  -           1,000,000

    Net increase (decrease) in cash           (41,800)          757,800
                                          ------------      ------------
CASH AND CASH EQUIVALENTS,
  at beginning of period                      171,300            89,000
                                          ------------      ------------
CASH AND CASH EQUIVALENTS,
  at end of period                        $   129,500       $   846,800
                                          ============      ============

  See accompanying notes to these consolidated financial statements.


                                 SISCOM, INC.
                         NOTES TO FINANCIAL STATEMENTS
     (Information for the Period Subsequent to June 30, 1997 is Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:
     ------------------------------------------

     NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION - SISCOM, Inc. (SISCOM) was incorporated in the State of Colorado on September 29, 1982. SISCOM currently operates as a software development company that provides computer based products and services to the electronic media and sports industry. In 1995, SISCOM formed a new subsidiary called Event Marketing Systems International, Inc. ("EMSI, Inc."). Operations of EMSI were insignificant for the fiscal year 1997 and subsequent periods. The consolidated financial statements include the accounts of SISCOM and EMSI. All significant intercompany accounts and transactions have been eliminated in consolidation.

     UNAUDITED INFORMATION - The balance sheet as of September 30, 1997 and the statements of operations for the three months ended September 30, 1997 and 1996 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 1997 and the results of operations for the three months ended September 30, 1997 and 1996. The results of operations for the period ended September 30, 1997 will not necessarily be indicative of the operating results for the full year.

     INCORPORATION BY REFERENCE - The Company has elected to incorporate by reference the financial statement disclosures as included in its previously filed Form10-KSB. Reference should be made in reviewing this 10-QSB to the disclosures contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

                                    PART I.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------
        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)
------------------------------------------------------------------------
During quarter ended September 30, 1997, SISCOM generated revenue of $520,100 with resulting net income of $53,800 as compared to revenue of $217,200 and net loss of $21,800 during the same quarter of the prior fiscal year.


REVENUE
-------
The following table outlines the Company's revenue mix over the last two fiscal quarters.


                             Quarter Ended September 30,
                        -------------------------------------
                               1997                1996
                        ------------------  ------------------
     Product Sales
       Software sales   $ 247,000     47%   $  68,600     32%
       Hardware sales     169,000     33       37,000     17
     Software Services    104,000     20      110,600     51
                        ---------   -----   ---------    ----
     Total Revenue      $ 520,100    100%   $ 300,800    100%
                        =========    ====   =========    ====

Product Sales include the sale of proprietary software and computer hardware to the sports industry, broadcast and cable media markets. The Company's principal products are CDSS(-TM-) and live logging, along with video logging and retrieval software to the sports industries, and NewsPro(-Registered Mark- ), an electronic newsroom management system, for the broadcast industry.

Quarter ended September 30, 1997 software sales revenue increased by $178,400 from the quarter ended September 30, 1996. The increase in sales was a result of the Company's ability to combine CDSS with its other software products complemented with FAST hardware. With increased sales to NBA teams, the current year's basketball season provided the Company with the ability to establish itself in the sports industry as a known technology provider within the NBA. The end product and result is to provide NBA teams and their coaches and professional staff with a powerful and comprehensive coaching tool.

SISCOM's hardware sales increased from approximately $37,000 in the quarter ended September 30, 1996 to $169,100 during the quarter ended September 30, 1997. This increase of $132,100 directly relates to the sale of the Company's proprietary software, as noted above. In many cases the Company combines its software products with hardware purchased and adapted specifically for the software and the customers' needs.

Gross margins on hardware have traditionally been significantly less than the gross margin on software and services. Management believes that certain hardware provider relationships will offer the Company both access to leading technology and leverage to expand the sale of the Company's software products and services along with hardware components.

The absolute dollar amount of maintenance revenue decreased approximately $6,600, in comparison with the same quarter of the prior year. The proportionate revenue from NewsPro(-Registered Mark-) maintenance decreased from 51% in the quarter ended September 30, 1996 to 20% for the same quarter of the current fiscal year. Although NewsPro(-Registered Mark-) maintenance revenue remains an important component of software services, the Company believes NewsPro(-Registered Mark-) maintenance revenue will continue to decrease as a percentage of total software sales and service revenue.

Management believes that SISCOM has consciously served a niche market of specialized customers. Because of its minimal marketing efforts, the Company has historically had to rely upon revenues from a few substantial installations to large customers. This reliance has resulted from the Company's limited working capital rather that any limitations in the scope of the potential markets and customers for the Company's products. However, prospectively, management believes that the Company is not dependent on any one customer as it continues to identify, develop and market solutions for existing and new opportunities.


COSTS AND EXPENSES
------------------
The following table outlines the cost of sales components for the quarters ended September 30, 1997 and 1996.


                                    Quarter Ended September 30,
                               -------------------------------------
                                      1997                1996
                               ------------------  ------------------

Hardware cost of sales         $ 155,400     58%   $  29,900     27%
Direct labor and materials        57,500     21       37,500      34
Software Amortization             57,200     21       43,100      39
                               ---------    ----   ---------    ----
  Total Cost of Sales          $ 270,100    100%   $ 110,500    100%
                               =========    ====   =========    ====

Cost of sales and services includes components for hardware sales, direct labor and materials used in the manufacture of software, and other expenses incurred to generate revenue. For the quarter ended September 30, 1997, cost of sales and services was 52% of total revenue compared with 51% for the same period in the prior year. Gross margins were 48% in the first quarter of the current fiscal year and 49% in the same quarter of the prior fiscal year.

While the gross margin has remained relatively consistent, SISCOM has changed its sales mix between hardware and software over the last few years, with hardware sales increasing as a percentage of total sales. This increase in hardware sales is primarily because the proprietary software sold to the sports industry includes a corresponding hardware component. Although, software and related services have consistently had a substantially higher margin than hardware over the years, the current sports related combination of software and hardware not only appears to be a profitable mix, but provides the Company with an opportunity to carve out an important niche for itself in the sports industry.

The cost of direct labor and materials includes employee hours spent on supporting the Company's products as well as any materials and supplies directly used in the process. The total cost of direct labor increased approximately $20,000 or 53% between quarter ended September 30, 1996 and September 30, 1997. This increase between the quarters is a direct result of increased sales and the corresponding direct materials and labor necessary to support those sales.

Software amortization costs have increased from $43,100 to $57,200. Software creation costs have a direct relationship with the amount of time and effort spent by programmers dedicated to working on the creation and enhancement of the Company's proprietary software. Accordingly, the amortization of those costs increase proportionately with the addition of new software and enhancement of existing software products. To meet growing sales and software needs, the Company added one full time programmer subsequent to the end of the
prior year first quarter.   This has resulted in increased additions to
capitalized software creation costs and an increase in the related amortization of those costs.

Operating, general and administrative expenses for the quarter ended September 30, 1997 increased by approximately $67,200 or 67% from the quarter ended September 30, 1996. The majority of the increase was due to a net increase in personnel and resulting payroll tax expense and employee benefits.

Depreciation expense was $28,000 and $11,900 for the three months ended September 30, 1997 and 1996, respectively. The increase is attributable to sizable additions over the last year to property and equipment, which increases were needed in order to upgrade the Company's in house software development capabilities.


LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1997 (UNAUDITED) COMPARED TO JUNE 30, 1997
------------------------------------------------------------------------
SISCOM's current working capital surplus, which represents current assets minus current liabilities, decreased during the three months ended September 30, 1997 to $144,700 from $157,500 at year end.

The Company's primary uses of cash and working capital during the first quarter were purchases of fixed assets and inventory, of $70,700 and $23,700 respectively. This increase in capital assets included additions and upgrades to the computer equipment used in software development and customer support. Inventory additions represented purchases of equipment for work in progress on existing purchase orders and contracts. In addition, the Company continues to use working capital to add to their capitalized software creation costs. For the first quarter capitalized software additions totaled approximately $81,000.

Sources of working capital were increases in unearned revenue of $91,400, and accrued payables and liabilities of $147,600. Such increases in current liabilities are typically the result of timing. In the case of payables the increase is related to purchases to fulfill ongoing contracts and purchase orders. The increase in unearned revenue is attributable to the timing of annual renewals on maintenance contracts, and reserving for unearned income on progress billings. Furthermore, the Company generated net income from operations of $53,800 over the first quarter.

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

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal quarter ended September 30, 1997.


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

              Exhibit 27      Financial Data Schedule

         Reports on Form 8-K:

              None

                                  SIGNATURES


   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SISCOM, INC.



Date:  November 19, 1997      By:   /s/ Michael J. Ellis
      -------------------     --------------------------------------
                              Michael J. Ellis, President, Chairman
                              and Chief Executive Officer