Form 10QSB
period 1997-12-31
SATELLITE INFORMATION SYSTEMS CO
filed 1998-02-20
CIK 721235

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to__________

                        Commission File Number 0-12541

                                 SISCOM, INC.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

     Colorado                                     84-0899779
-------------------------------             ----------------------
(State or other jurisdiction                    IRS Employer
of incorporation or organization)           Identification Number



          7464 Arapahoe Avenue, Suite B-17, Boulder, Colorado   80303
         ------------------------------------------------------------
          (Address of Principal Offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (303) 449-0442
      ------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of December 31, 1997, 5,097,687 shares of Common Stock and 4,000,000 shares of Preferred Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check One):
                              [  ]  Yes    [X] No

                                     INDEX


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements
             --------------------
             Consolidated Balance Sheets as of December 31, 1997 (unaudited) and June 30, 1997

             Consolidated Statements of Operations (Unaudited) for the Three Months Ended December 31, 1996 and December 31, 1997 and for the Six Months Ended December 31, 1996 and December 31, 1997

             Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 1996 and December 31, 1997

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

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

                       PART I.    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------
         The interim unaudited financial statements have been prepared by SISCOM, Inc. ("SISCOM" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Except as otherwise noted, such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the Company's last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.


         FORWARD-LOOKING STATEMENTS
         --------------------------
         In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

                                 SISCOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                             December 31,         June 30,
                                                 1997               1997
                                             ------------       ------------
                                              (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents               $    44,700        $  171,300

     Receivables:
       Trade, less allowance for
          doubtful accounts of $10,000           279,800           218,100
     Inventory                                    58,000            27,900
     Prepaid expenses and other                   14,400             1,200
                                             ------------       -----------
          Total current assets                   396,900           418,500

PROPERTY AND EQUIPMENT:
     Computer equipment                          823,200           681,100
     Office furniture and equipment               59,300            59,300
     Less accumulated depreciation              (513,300)         (448,000)
                                             ------------       -----------
       Net property and equipment                369,200           292,400

SOFTWARE DEVELOPMENT COSTS (net of
     accumulated amortization of
     $2,122,715 and $2,032,900)                  396,700           358,900

OTHER ASSETS                                       3,600             3,600
                                             ------------       -----------

TOTAL ASSETS                                 $ 1,166,400        $1,073,400
                                             ============       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable                        $   128,000        $   37,400
     Accrued liabilities and other                38,500            42,600
     Unearned revenue                            208,900           181,000
                                             ------------       -----------
       Total current liabilities                 375,400           261,000
                                             ------------       -----------

MINORITY INTEREST                                  1,900             2,200

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value,
       100,000,000 shares authorized;
       issued 4,000,000 shares
       liquidation preference
       $1,000,000                              1,000,000         1,000,000
     Common stock, no par value;
       100,000,000 shares authorized;
       issued 5,097,687 shares                 1,938,900         1,938,900
     Accumulated deficit                      (2,149,800)       (2,128,700)
                                             ------------       -----------
       Total stockholders' equity
       (deficit)                                 789,100           810,200
                                             ------------       -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $ 1,166,400        $1,073,400
                                             ============       ===========

                                               SISCOM, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                           FOR THE THREE               FOR THE SIX
                                           MONTHS ENDED                MONTHS ENDED
                                            DECEMBER 31                 DECEMBER 31
                                     --------------------------------------------------
                                        1997         1996           1997        1996
                                     ----------   ----------     ----------  ----------

     NET REVENUES:
       Software and related
          services                   $ 201,000    $ 222,600      $ 552,000   $ 402,800
       Hardware                         39,500       75,800        208,600     112,800
       Other Revenue                    83,200            0         83,200
                                     ----------   ----------     ----------  ----------
                                       323,700      298,400        843,800     515,600


     COSTS AND EXPENSES:
       Costs of sales                  224,100      140,300        494,200     250,800
       Operating, general
          and administrative           137,700      121,100        305,900     222,100
       Depreciation and
          amortization                  37,100       14,500         65,100      26,400
       Other expense (income)                0      (10,000)             0     (38,000)
       Minority interest                  (300)           0           (300)       (700)
                                     ----------   ----------     ----------  ----------
                                       398,600      265,900        864,900     460,600
                                     ----------   ----------     ----------  ----------

     NET INCOME (LOSS)               $ (74,900)   $  32,500      $ (21,100)  $  55,000
                                     ==========   ==========     ==========  ==========

     NET INCOME (LOSS) PER
       COMMON SHARE                  $   (0.01)   $    0.01      $    0.00   $    0,01
                                     ==========   ==========     ==========  ==========

     WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING            5,097,687    4,370,000      5,097,687*  5,067,687
                                     ==========   ==========     ==========  ==========

     *less than .01 per share

                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   FOR THE SIX
                                                  MONTHS ENDED
                                                  DECEMBER 31,
                                             -----------------------
                                                1997        1996
                                             ----------  -----------
  CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net income (loss)                       $ (21,100)  $  55,000
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
          Depreciation and Amortization        183,700     114,500
          Settlement of Judgment                     0     (26,700)
          Equipment for Services and
            Discounts                                0      27,100
          Minority Interest                        300         600
          Changes in operating assets
            and liabilities:
            Receivables                        (61,700)    (92,800)
            Inventories                        (30,100)    (84,700)
            Prepaid expenses and other         (13,200)     (8,200)
            Accounts payable                    90,600    (118,500)
            Accrued liabilities and other       (4,100)   (106,200)
            Unearned revenue                    27,900      28,800
                                             ----------  ----------

       Net cash (used in) provided by
          operating activities                 172,300    (211,100)

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                     (142,100)    (66,000)
     Capitalized software development
       costs                                  (156,800)    (90,500)
                                             ----------  ----------
       Net cash used in investing
          activities                          (298,900)   (156,500)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       preferred stock                               0   1,000,000
                                             ----------  ----------
       Net cash provided by financing
          activities                                 0   1,000,000

       Net increase (decrease) in cash        (126,600)    632,400
                                             ----------  ----------

  CASH AND CASH EQUIVALENTS,
     at beginning of period                    171,300      89,000

  CASH AND CASH EQUIVALENTS,
     at end of period                        $  44,700   $ 721,400
                                             ==========  ==========

                                 SISCOM, Inc.

                         NOTES TO FINANCIAL STATEMENTS
          (Information for the Period Subsequent to June 30, 1997 is
                                  Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:
     ------------------------------------------
     GENERAL - Satellite Information Systems Company (SISCOM) was incorporated in the State of Colorado on September 29, 1982. SISCOM currently operates as a software development company that provides computer based products and services to the electronic media and sports industry. In 1995, the Company formed a new subsidiary, called Event Marketing Systems International, Inc. (EMSI). Operations of EMSI were insignificant in 1996 and 1997. The consolidated financial statements include the accounts of SISCOM and EMSI. SISCOM and EMSI are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     UNAUDITED INFORMATION - The balance sheet as of December 31, 1997 and the statements of operations for the three months and six months ended December 31, 1997 and 1996 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of December 31, 1997 and the results of operations for the six months ended December 31, 1997 and 1996. The results of operations for the period ended December 31, 1997 will not necessarily be indicative of the operating results for the full year.

     UNEARNED REVENUE - Unearned revenue primarily represents payments received on deferred maintenance contracts that has not been earned. These amounts are amortized into revenue on a monthly basis, using the straight-line method, over the life of the contract.

     INCORPORATION BY REFERENCE - The Company has elected to incorporate by reference the financial statement disclosures as included in its previously filed Form 10-KSB. Reference should be made in reviewing this 10-QSB to the disclosures contained in the Form 10-KSB dated September 2, 1997.

     Certain disclosures related to the current period financial information are included below.

2.   SUBSEQUENT EVENTS:
     ------------------
     Subsequent to the period ending December 31, 1997 the Company entered into agreements with two investors, who purchased through a sale of Series A-1 convertible preferred stock, 625,000 shares each, for a total investment of $500,000. The two new investors are subsidiaries of the parent company of the current holder of the 4,000,000 shares of Series A convertible preferred stock. The new shares carry the same rights and preferences as the previously issued Series A preferred stock, as disclosed in the Company's annual report on Form 10-KSB.

                              PART I.


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


RESULTS OF OPERATIONS - Three Months Ended December 31, 1997 Compared to the Three Months Ended December 31, 1996 (Unaudited)
--------------------------------------------------------------------
During the quarter ended December 31, 1997, SISCOM generated revenue of $323,700 with a resulting net loss of $(74,900) as compared to revenue of $298,400 and net income of $32,500 during the same quarter of the previous fiscal year.


REVENUE
-------
The following table outlines the Company's revenue mix for the second quarters ended December 31, 1997 and 1996 respectively.


                              Quarter Ended December 31,
                         ------------------------------------
                               1997                 1996
                         ----------------      ---------------
  Product Sales
     Software sales      $  102,200   32%     $ 115,000   39%
     Hardware sales          39,500   12         75,800   25
  Software Services          98,800   31        107,600   36
  Other Revenue              83,200   26           -       -
                         ----------  ----     ---------- ----
  Total Revenue          $  323,700  100%     $ 298,400  100%


Product sales include the sale of proprietary software and hardware to the broadcast, cable and sports industries. The Company's principal product offerings include NewsPro -Registered Mark-, an electronic newsroom management system and CDSS, a statistical analysis system for professional basketball.
In addition to CDSS, Video Logging and Retrieval, NonLinear Video Editing, and MPEG Video are available for the professional sports industry.

Software revenue for the quarter ended December 31, 1997 decreased $12,800, or about 11%, when compared with the quarter ended December 31, 1996.

SISCOM's hardware sales decreased from $75,800 in the quarter ended December 31, 1996 to $39,500 for the quarter ended December 31, 1997. Hardware is generally sold in connection with the Company's proprietary software. Along with a slight decrease in software sales from the prior year quarter, a decrease in the hardware sales would be anticipated as well. However, hardware sales should be evaluated in connection with other revenue as well. During the current quarter the Company entered into a strategic relationship with customer whereby the Company gave up software products and support, along with hardware in return for official sponsorship with an NBA team. The income from this transaction is included in other revenue, with a corresponding advertising expense recorded in hardware and other costs of sales.

Gross margin on hardware has traditionally been significantly less than the gross margin on software and services. Management believes that future hardware provider relationships and sales will offer the Company both access to leading technology and leverage to expand the sale of the Company's software products and services. Although, the Company will continue to provide hardware as a part the software sale to its customers, the focus is to direct resources toward continued development and sales of its higher margin software products.

Management believes that SISCOM has consciously served a niche market of specialized customers. Historically, the Company has had to rely on revenues from a few substantial installations to large customers such as the NBA. This reliance has resulted from the Company's limited working capital rather than any limitations in the scope of the potential markets and customers for the Company's products. However, the Company has added two employees dedicated to sales since December of 1996, and thereby increased its focus on strategic marketing. As the Company continues to identify, develop and market new solutions for existing and new opportunities, management believes that the Company's dependence on revenues from a few large customers will continue to decrease.

Software services consists primarily of NewsPro -Registered Mark- maintenance revenue. Software services revenue decreased from $107,600 for the quarter ended December 31, 1996 to $98,800 for the quarter ended December 31, 1997.
As the Company continues to experience growth from its sales to the sports industry, maintenance support revenue has decreased as a percentage of overall revenue. The Company believes that the market potential for its proprietary software in the sports industries has supported this strategic redirecting of resources. However, NewsPro -Registered Mark- maintenance revenue still remains an important component of software services at 31% of total revenue for the current quarter.


COSTS AND EXPENSES
------------------
The following table outlines the cost of sales components for the quarters ended December 31, 1997 and


                                 Quarter Ended December 31,
                           ------------------------------------
                                 1997                1996
                           ----------------     ---------------
Hardware cost of sales     $   69,400   31%     $  50,700   36%
Direct labor and materials     46,100   21         36,300   26
Software Amortization          61,400   27         53,300   38
Other                          47,200   21           -       -
                           ----------  ----     ---------- ----
  Total Cost of Sales      $  224,100  100%     $ 224,100  100%


Cost of sales and services includes components for hardware sales, direct labor and materials used in the manufacture of software, amortization of capitalized software costs, and other expenses incurred in the generation of revenue.

For the quarter ended December 31, 1997, cost of sales and services was 69% of total revenue compared with 47% for the same period in the prior year. Gross margins were 31% in the second quarter and 53% in the same quarter of the prior fiscal year.

As noted in the revenue discussion, hardware sales should be reviewed in connection with other revenue for the reasons stated above. Similarly, it is appropriate to review hardware costs and other costs of sales in conjunction with total hardware sales and other revenue. Other costs includes corresponding expenditures, when combined with hardware costs which match the revenues from hardware sales.

The cost of direct labor and materials includes employee hours spent contract programming, where applicable, installation and supporting the Company's products as well as any materials and supplies directly used in the process. The total cost of direct labor increased $9,800 or 27% between quarter ended December 31, 1996 and December 31, 1997.

There was an increase in capitalizable costs of approximately $66,000 between
the quarters ended December 31, 1997 and December 31, 1996.   The net increase
of capitalized assets between the quarters was the result of the addition of a full time senior programmer dedicated to software development, subsequent to December 31, 1996. Management anticipates continued emphasis on software development as it responds to the ongoing requests of existing and new customers across markets. Generally, the Company amortizes software development costs straight line over three (3) years.


RESULTS OF OPERATIONS - Six Months Ended December 31, 1997 Compared to the Six Months Ended December 31, 1996 (Unaudited)
--------------------------------------------------------------------
During the six months ended December 31, 1997, SISCOM generated revenue of $843,800 with a resulting net loss of $21,100 as compared to revenue of $515,600 and a net income of $55,000 during the same period of the previous fiscal year.


REVENUE
-------
The following table outlines the Company's revenue mix for the six months ended December 31, 1997 and 1996 respectively.


                             Six Months Ended December 31,
                         ------------------------------------
                               1997                 1996
                         ----------------      ---------------
  Product Sales
     Software sales      $  349,200   41%     $ 184,600   36%
     Hardware sales         208,600   25        112,800   22
  Software Services         202,800   24
  Other Revenue              83,200   10        218,200   42
                         ----------  ----     ---------- ----
  Total Revenue          $  843,800  100%     $ 515,600  100%


For the six months ended December 31, 1997 software revenue increased by $164,600 in comparison to the six months ended December 31, 1995. This increase in software revenue was the result increased sales of the Company's principal products, CDSS (-TM-) and live logging, along with video logging and retrieval software to the sports industries, and specifically to NBA teams.

SISCOM's hardware sales increased from $112,800 for the six months ended December 31, 1996 to $208,600 for the six months ended December 31, 1997. The increase in hardware sales was primarily a result of the Company's ability to combine CDSS with its other software products complemented with FAST hardware. With increased sales to NBA teams, this current year's basketball season has provided the Company with the ability to establish itself in the sports industry as a known technology provider within the NBA.

Gross margins on hardware have traditionally been significantly less than the gross margin on software and services. Management believes that certain hardware provider relationships will offer the Company both access to leading technology and leverage to expand the sale of the Company's software products and services along with hardware components.

Maintenance revenue decreased by approximately $9,600 in comparison with the same quarter of the prior year. As the Company continues to experience growth from its sales to the sports industry, maintenance support revenue has decreased as a percentage of overall revenue. Although NewsPro -Registered Mark- maintenance revenue remains an important component of software services, at 24% of total revenue, the Company believes NewsPro -Registered Mark-maintenance revenue will continue to decrease as a percentage of total software sales and service revenue.


COSTS AND EXPENSES
------------------
The following table outlines the cost of sales components for the six months ended December 31, 1997 and December 31, 1996.


                                Six Months Ended December 31,
                           ------------------------------------
                                 1997                1996
                           ----------------     ---------------
Hardware cost of sales     $  224,800   45%     $  80,700   32%
Direct labor and materials    103,600   21         80,300   32
Software Amortization         118,600   24         89,800    -
Other                          47,200   10           -      36
                           ----------  ----     ---------- ----
  Total Cost of Sales      $  494,200  100%     $ 250,800  100%


For the period ended December 31, 1997, cost of sales and services was 59% of total revenue compared with 41% for the same period in the prior year. Gross margins were 44% for the six months ended December 31, 1997 and 51% for the same six month period of the prior fiscal year.

The gross margin decrease for the current year is the result of the following: increased direct labor costs, increased amortization costs due to an increase in capitalized software (as discussed above), and other costs, i.e. advertising expense and reimbursed expenses.

The cost of direct labor and materials includes employee hours spent contract programming, where applicable, installation and supporting the Company's products as well as any materials and supplies directly used in the process. The total cost of direct labor increased $23,300 between the six months ended December 31, 1996 and December 31, 1997. This increase in direct labor between periods was primarily due to the replacement of one support employee, lost at the previous fiscal year end and replaced subsequent to December 31, 1996.

Operating general and administrative expenses were up $83,800 for the six months ended December 31, 1997 from the period in the prior year. The increase that SISCOM has experienced in the first six months is primarily due to a net increase in salaries and related payroll tax expense and employee benefits as a result of additional sales personnel.


LIQUIDITY AND CAPITAL RESOURCES - December 31, 1997 (unaudited) Compared to June 30, 1997
--------------------------------------------------------------------
SISCOM's current working capital surplus, which represents current assets minus current liabilities decreased during the six months ended December 31, 1997 to $21,500 from $157,500 at year end.

The Company's primary uses of cash and working capital for the six months were purchases of fixed assets and inventory of $142,100 and $30,100 respectively. This increase in capital assets included additions and upgrades to the computer equipment used in software development and customer support. Inventory additions represented purchases of equipment for work in progress on existing purchase orders and contracts. In addition, the Company continues to use working capital to add to its capitalized software creation costs. For the six months capitalized software additions totaled approximately $157,000.

Sources of working capital were increases in unearned revenue of $27,900, and accrued payables of $90,600. Such increases in current payables are typically the result of timing. In the case of accounts payables, the increase was related to purchases fulfilling ongoing contracts and purchase orders. The increase in unearned revenue is attributable to the timing of annual renewals on maintenance contracts, and reserving for unearned income.

Management believes that inflation has not had a material impact on its results of operations.

                         PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
          Neither the Company nor any of its management in their capacities as such is the subject of any pending material legal proceedings.


Item 2.   Changes in Securities
          ---------------------
          None


Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 1997.


Item 5.   Other Information
          -----------------
          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          Exhibits:

               Exhibit 27 - Financial Data Schedule

          Reports on Form 8-K:

               None

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SISCOM, INC.


Date:     February 19, 1998   By:  /s/Michael J. Ellis
          -----------------        --------------------------------
                                   Michael J. Ellis, President, Chairman and
                                   Chief Executive Officer



Date:     February 19, 1998   By:  /s/Mark S. Boledovich
          -----------------        --------------------------------
                                   Mark S. Boledovich, Acting Chief Financial
                                   Officer