Form 10QSB/A
period 1997-12-31
SATELLITE INFORMATION SYSTEMS CO
filed 1998-03-05
CIK 721235

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB/A-1


          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997

                                      OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ____________________ to ____________________

Commission File Number 0-12541

                                 SISCOM, INC.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Colorado                                     84-0899779
---------------------------------            ---------------------------------
(State or other jurisdiction                           IRS Employer
of incorporation or organization)                 Identification Number


     7464 Arapahoe Avenue, Suite B-17, Boulder, Colorado         80303
     ----------------------------------------------------------------------
          (Address of Principal Offices)                    (Zip Code)

    Registrant's telephone number, including area code:     (303) 449-0442



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

          Transitional Small Business Disclosure Format (Check One):
                              [  ]  Yes    [X] No

                                     INDEX


PART I. FINANCIAL INFORMATION
------------------------------
     Item 1.             Financial Statements

            Consolidated Balance Sheets as of December 31, 1997 (unaudited) and June 31, 1997

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

            Notes to Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION
--------------------------
     Item 1.             Legal Proceedings

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

                                 SISCOM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                        December 31,          June 30,
                                            1997                1997
                                        --------------      -------------
                                         (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents             $     44,700        $   171,300

  Receivables:
     Trade, less allowance for
       doubtful accounts of $10,000          279,800            218,100
  Inventory                                   58,000             27,900
  Prepaid expenses and other                  14,400              1,200
                                        --------------      ------------
       Total current assets                  396,900            418,500

PROPERTY AND EQUIPMENT:
  Computer equipment                         823,200            681,100
  Office furniture and equipment              59,300             59,300
  Less accumulated depreciation             (513,300)          (448,000)
                                        --------------      -------------
     Net property and equipment              369,200            292,400

SOFTWARE DEVELOPMENT COSTS (net of
  accumulated amortization of
  $2,344,800 and $2,226,200)                 396,700            358,900

OTHER ASSETS                                   3,600              3,600
                                        --------------      -------------

TOTAL ASSETS                            $  1,166,400        $ 1,073,400
                                        ==============      =============


      See accompanying notes to these consolidated financial statements.

                                 SISCOM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                        December 31,          June 30,
                                            1997                1997
                                        --------------      -------------
                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                      $    128,000        $    37,400
  Accrued liabilities and other               38,500             42,600
  Unearned revenue                           208,900            181,000
                                        --------------      -------------
     Total current liabilities               375,400            261,000
                                        --------------      -------------

MINORITY INTEREST                              1,900              2,200

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
     100,000,000 shares authorized;
      issued 4,000,000 shares
     liquidation preference
     $1,000,000                            1,000,000          1,000,000
  Common stock, no par value;
     100,000,000 shares authorized;
      issued 5,097,687 shares              1,938,900          1,938,900
  Accumulated deficit                     (2,149,800)        (2,128,700)
                                        --------------      -------------
     Total stockholders' equity
       (deficit)                             789,100            810,200
                                        --------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                               $  1,166,400        $ 1,073,400
                                        ==============      =============


      See accompanying notes to these consolidated financial statements.

                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  FOR THE THREE
                                                  MONTHS ENDED
                                                  DECEMBER 31,
                                        ---------------------------------
                                            1997                1996
                                        -------------       -------------
NET REVENUES:
  Software and related services         $    201,000        $   222,600
  Hardware                                   39,500              75,800
  Other Revenue                              83,200                   -
                                        -------------       -------------
                                            323,700             298,400


COSTS AND EXPENSES:
  Costs of sales                            224,100             140,300
  Operating, general and
     administrative                         137,700             121,100
  Depreciation and amortization              37,100              14,500
  Other expense (income)                          -             (10,000)
  Minority interest                            (300)                  -
                                        -------------       -------------
                                            398,600             265,900
                                        -------------       -------------

NET INCOME (LOSS)                       $   (74,900)        $    32,500
                                        =============       =============

NET INCOME (LOSS) PER COMMON SHARE      $     (0.01)        $      0.01
                                        =============       =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                             5,097,687           5,067,687
                                        =============       =============


      See accompanying notes to these consolidated financial statements.

                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   FOR THE SIX
                                                  MONTHS ENDED
                                                  DECEMBER 31,
                                        ---------------------------------
                                            1997                1996
                                        -------------       -------------
NET REVENUES:
  Software and related services         $   552,000         $   402,800
  Hardware                                  208,600             112,800
  Other Revenue                              83,200                   -
                                        -------------       -------------
                                            843,800             515,600

COSTS AND EXPENSES:
  Costs of sales                            494,200             250,800
  Operating, general and
     administrative                         305,900             222,100
  Depreciation and amortization              65,100              26,400
  Other expense (income)                          -             (38,000)
  Minority interest                            (300)               (700)
                                        -------------       -------------
                                            864,900             460,600
                                        -------------       -------------

NET INCOME (LOSS)                       $   (21,100)        $    55,000
                                        =============       =============

NET INCOME (LOSS) PER COMMON SHARE      $         *         $      0.01
                                        =============       =============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                          5,097,687           5,067,687
                                        =============       =============

     *Less than 0.01 per share


      See accompanying notes to these consolidated financial statements.

                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                   FOR THE SIX MONTHS
                                                   ENDED DECEMBER 31,
                                                ------------------------
                                                  1997           1996
                                               ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss (income)                             $ (21,100)     $  55,000
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and Amortization               183,700        114,500
     Settlement of Judgment                            -        (26,700)
     Equipment for Services and Discounts              -         27,100
     Minority Interest                               300            600
     Changes in operating assets
      and liabilities:
      Receivables                                (61,700)       (92,800)
      Inventories                                (30,100)       (84,700)
      Prepaid expenses and other                 (13,200)        (8,200)
      Accounts payable                            90,600       (118,500)
      Accrued liabilities and other               (4,100)      (106,200)
      Unearned revenue                            27,900         28,800
                                               ----------     ----------
   Net cash (used in) provided
     by operating activities                     172,300       (211,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                           (142,100)       (66,000)
 Capitalized software development costs         (156,800)       (90,500)
                                               ----------     ----------
   Net cash used in investing activities        (298,900)      (156,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock             -      1,000,000
                                               ----------     ----------
   Net cash provided by financing activities           -      1,000,000

   Net increase (decrease) in cash              (126,600)       632,400
                                               ----------     ----------
CASH AND CASH EQUIVALENTS, at beginning
 of period                                       171,300         89,000

CASH AND CASH EQUIVALENTS, at end
 of period                                     $  44,700      $ 721,400
                                               ==========     ==========

      See accompanying notes to these consolidated financial statements.

                                 SISCOM, Inc.
                         NOTES TO FINANCIAL STATEMENTS
     (Information for the Period Subsequent to June 30, 1997 is Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:
     -----------------------------------------
     General -
     -------
     Satellite Information Systems Company (SISCOM) was incorporated in the State of Colorado on September 29, 1982. SISCOM currently operates as a software development company that provides computer-based products and services to the electronic media and sports industry. In 1995, the Company formed a new subsidiary, called Event Marketing Systems International, Inc. (EMSI). Operations of EMSI were insignificant in 1996 and 1997. The consolidated financial statements include the accounts of SISCOM and EMSI. SISCOM and EMSI are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Unaudited Information -
     ---------------------
     The balance sheet as of December 31, 1997 and the statements of operations for the three months and six months ended December 31, 1997 and 1996 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of December 31, 1997 and the results of operations for the six months ended December 31, 1997 and 1996. The results of operations for the period ended December 31, 1997 will not necessarily be indicative of the operating results for the full year.

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


2.   SUBSEQUENT EVENTS:
     -----------------
     Subsequent to the period ending December 31, 1997 the Company entered into agreements with two investors, who purchased through a sale of Series A-1 convertible preferred stock, 625,000 shares each, for a total investment of $500,000. The two new investors are subsidiaries of the parent company of the current holder of the 4,000,000 shares of Series A convertible preferred stock. The new shares carry the same rights and preferences as the previously issued Series A preferred stock, as disclosed in the Company's annual report on Form 10-KSB.

                              PART I.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------    ---------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED)
------------------------------------------------------------------------
During the quarter ended December 31, 1997, SISCOM generated revenue of $323,700 with a resulting net loss of $(74,900) as compared to revenue of $298,400 and net income of $32,500 during the same quarter of the previous fiscal year.


Revenue
-------
The following table outlines the Company's revenue mix for the second quarters ended December 31, 1997 and 1996 respectively.

                                      Quarter Ended December 31,
                                  ----------------------------------
                                       1997               1996
                                  ---------------   ----------------
       Product Sales
          Software sales           $102,200  32%    $115,000    39%
          Hardware sales            39,500   12       75,800    25
       Software Services            98,800   31      107,600    36
       Other Revenue                83,200   26            -     -
                                   --------  ----   --------   ----
       Total Revenue               $323,700 100%    $298,400   100%


Product sales include the sale of proprietary software and hardware to the broadcast, cable and sports industries. The Company's principal product offerings include NewsPro (-Registered Mark-), an electronic newsroom management system and CDSS (-TM-), a statistical analysis system for professional basketball. In addition to CDSS (-TM-), Video Logging and Retrieval, NonLinear Video Editing, and MPEG Video are available for the professional sports industry.

Software revenue for the quarter ended December 31, 1997 decreased $12,800, or about 11%, when compared with the quarter ended December 31, 1996.

SISCOM's hardware sales decreased from $75,800 in the quarter ended December 31, 1996 to $39,500 for the quarter ended December 31, 1997. Hardware is generally sold in connection with the Company's proprietary software. Along with a slight decrease in software sales from the prior year quarter, a decrease in the hardware sales would be anticipated as well. However, hardware sales should be evaluated in connection with other revenue. During the current quarter the Company entered into a strategic relationship with a customer whereby the Company gave up software products and support, along with hardware in return for official sponsorship with an NBA team. The income from this transaction is included in other revenue, with a corresponding advertising expense recorded in other costs of sales.

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

Software services consist primarily of NewsPr (-Registered Mark-) maintenance revenue. Software services revenue decreased from $107,600 for the quarter ended December 31, 1996 to $98,800 for the quarter ended December 31, 1997.
As the Company continues to experience growth from its sales to the sports industry, maintenance support revenue has decreased as a percentage of overall revenue. The Company believes that the market potential for its proprietary software in the sports industries has supported this strategic redirecting of resources. However, NewsPro (-Registered Mark-) maintenance revenue still remains an important component of software services at 31% of total revenue for the current quarter.

Costs and Expenses
------------------
The following table outlines the cost of sales components for the quarters ended December 31, 1997 and December 31, 1996.

                                      Quarter Ended December 31,
                                  ----------------------------------
                                       1997               1996
                                  ---------------   ----------------
       Hardware cost of sales      $69,400   31%    $ 50,700    36%
       Direct labor and materials   46,100   21       36,300    26
       Software Amortization        61,400   27       53,300    38
       Other                        47,200   21            -    -
                                   --------  ----   --------   ----
          Total Cost of Sales      $224,100 100%    $224,100   100%


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


RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED)
------------------------------------------------------------------------------
During the six months ended December 31, 1997, SISCOM generated revenue of $843,800 with a resulting net loss of ($21,100) as compared to revenue of $515,600 and a net income of $55,000 during the same period of the previous fiscal year.


Revenue
-------
The following table outlines the Company's revenue mix for the six months ended December 31, 1997 and 1996 respectively.

                                      Quarter Ended December 31,
                                  ----------------------------------
                                       1997               1996
                                  ---------------   ----------------
       Product Sales
          Software sales           $349,200  41%    $184,600    36%
          Hardware sales           208,600   25      112,800    22
       Software Services           202,800   24            -    -
       Other Revenue                83,200   10      218,200    42
       Total Revenue               $843,800 100%    $515,600   100%


For the six months ended December 31, 1997 software revenue increased by $164,600 in comparison to the six months ended December 31, 1996. This increase in software revenue was the result of increased sales of the Company's principal products, CDSS (-TM-) and live logging, along with video logging and retrieval software to the sports industries, and specifically to NBA teams.

SISCOM's hardware sales increased from $112,800 for the six months ended December 31, 1996 to $208,600 for the six months ended December 31, 1997. The increase in hardware sales was primarily a result of the Company's ability to combine CDSS (-TM-) with its other software products complemented with FAST hardware. With increased sales to NBA teams, this current year's basketball season has provided the Company with the ability to establish itself in the sports industry as a known technology provider within the NBA.

Gross margins on hardware have traditionally been significantly less than the gross margin on software and services. Management believes that certain hardware provider relationships will offer the Company both access to leading technology and leverage to expand the sale of the Company's software products and services along with hardware components.

Maintenance revenue decreased by approximately $9,600 in comparison with the same quarter of the prior year. As the Company continues to experience growth from its sales to the sports industry, maintenance support revenue has decreased as a percentage of overall revenue. Although NewsPro (-Registered Mark-) maintenance revenue remains an important component of software services, at 24% of total revenue, the Company believes NewsPro (-Registered Mark-) maintenance revenue will continue to decrease as a percentage of total software sales and service revenue.

Costs and Expenses
------------------
The following table outlines the cost of sales components for the six months ended December 31, 1997 and December 31, 1996.

                                      Quarter Ended December 31,
                                  ----------------------------------
                                       1997               1996
                                  ---------------   ----------------
       Hardware cost of sales      $224,800  45%    $ 80,700    32%
       Direct labor and materials  103,600   21       80,300    32
       Software Amortization       118,600   24       89,800    -
       Other                        47,200   10            -    36
                                   --------  ----   --------   ----
          Total Cost of  Sales     $494,200 100%    $250,800   100%


For the period ended December 31, 1997, cost of sales and services was 59% of total revenue compared with 49% for the same period in the prior year. Gross margins were 41% for the six months ended December 31, 1997 and 51% for the same six month period of the prior fiscal year. The gross margin decrease for the current year is the result of the following: increased direct labor costs, increased amortization costs due to an increase in capitalized software (as discussed above), and other costs, i.e. advertising expense and reimbursed expenses.

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

Operating general and administrative expenses were up $83,800 for the six months ended December 31, 1997 from the same period in the prior year. The increase that SISCOM has experienced in the first six months is primarily due to a net increase in salaries and related payroll tax expense and employee benefits as a result of additional sales personnel.


LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1997 (UNAUDITED) COMPARED TO JUNE 30, 1997
---------------------------------------------------------------------------
SISCOM's current working capital surplus, which represents current assets minus current liabilities decreased during the six months ended December 31, 1997 to $21,500 from $157,500 at year end.

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


                                SISCOM, INC.



Date:  February 27, 1998        By:   /s/ Michael J. Ellis
       -----------------             --------------------------------------
                                     Michael J. Ellis, President, Chairman
                                     and Chief Executive Officer



Date:  February 27, 1998        By:  /s/ Mark S. Boledovich
       -----------------             --------------------------------------
                                     Mark S. Boledovich, Acting Chief
                                     Financial Officer