Form 10QSB
period 1998-03-31
SATELLITE INFORMATION SYSTEMS CO
filed 1998-05-20
CIK 721235

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ____________________ to ____________________

                        Commission File Number 0-12541


                                 SISCOM, INC.
           ---------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Colorado                                     84-0899779
---------------------------------            ------------------------------
(State or other jurisdiction                           IRS Employer
of incorporation or organization)                 Identification Number


     7464 Arapahoe Avenue, Suite B-17, Boulder, Colorado         80303
     ----------------------------------------------------------------------
        (Address of Principal Offices)                         (Zip Code)

    Registrant's telephone number, including area code:     (303) 449-0442


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
 As of May 15, 1998, 5,097,687 shares of Common Stock and 5,250,000 shares of Preferred Stock of the Registrant were outstanding.

          Transitional Small Business Disclosure Format (Check One):
                              [  ]  Yes    [X] No

                                     INDEX


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of March 31, 1998 (unaudited) and June 30, 1997

             Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 1998 and 1997 and for the Nine Months Ended March 31, 1998 and 1997.

             Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended March 31, 1998 and 1997

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

                       PART I.    FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        --------------------

The interim unaudited financial statements have been prepared by SISCOM, Inc. ("SISCOM" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Except as otherwise noted, such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the Company's last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

                                 SISCOM, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                 As of          As of
                                               March 31,      June 30,
                                                 1998           1997
                                             -------------  -------------
                                              (Unaudited)

                                    ASSETS
                                    -------
CURRENT ASSETS:
  Cash and cash equivalents                  $   270,900    $   171,300
  Receivables:
     Trade, less allowance for
       doubtful accounts of $10,000              137,000        218,100
  Inventory                                       61,900         27,900
  Prepaid expenses and other                       3,400          1,200
                                             -------------  -------------
       Total current assets                      473,200        418,500
PROPERTY AND EQUIPMENT:
  Computer equipment                             880,100        681,100
  Office Equipment, Furniture and Other           60,500         59,300
  Less accumulated depreciation                 (550,100)      (448,000)
                                             -------------  -------------
     Net property and equipment                  390,500        292,400

SOFTWARE DEVELOPMENT COSTS  (net of
  accumulated amortization of $2,397,500
  and $2,226,200)                                432,000        358,900

OTHER ASSETS                                       3,600          3,600
                                             -------------  -------------

TOTAL ASSETS                                 $ 1,299,300    $ 1,073,400
                                             =============  =============

                                  (continued)


             See accompanying notes to these financial statements.

                                 SISCOM, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                 As of          As of
                                               March 31,      June 30,
                                                 1998           1997
                                             -------------  -------------
                                              (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                   ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable                           $    62,600    $    37,400
  Accrued liabilities and other                   38,600         42,600
  Unearned revenue                               114,400        181,000
                                             -------------  -------------
     Total current liabilities                   215,600        261,000

MINORITY INTEREST                                  1,700          2,200

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
     100,000,000 shares authorized;
     issued 5,250,000 shares                   1,500,000      1,000,000
  Common stock, no par value;
     100,000,000 shares authorized:
     issued 5,097,687 shares                   1,938,900      1,938,900
  Accumulated deficit                         (2,356,900)    (2,128,700)
                                             -------------  -------------
     Total stockholders' equity                1,082,000        810,200
                                             -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,299,300    $ 1,073,400
                                             =============  =============


             See accompanying notes to these financial statements.

                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   FOR THE THREE
                                                   MONTHS ENDED
                                                     MARCH 31,
                                          ------------------------------
                                              1998              1997
                                          -------------     -------------

NET REVENUES:
  Software and related services           $    118,400      $   234,700
  Hardware                                           -              300
  Other Revenue                                      -                -
                                          -------------     -------------
                                               118,400          235,000
COSTS AND EXPENSES:
  Costs of sales                               111,500           89,600
  Operating, general and administrative        182,200          196,800
  Depreciation                                  36,900           18,900
  Other expense (income)                        (4,900)          (5,600)
  Minority interest                               (200)            (100)
                                          -------------     -------------
                                               325,500          299,600
                                          -------------     -------------

NET INCOME (LOSS)                         $   (207,100)     $   (64,600)
                                          =============     =============

NET INCOME (LOSS) PER COMMON SHARE
  (basic and diluted)                                *      $     (0.01)
                                          =============     =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                5,097,687        5,067,687
                                          =============     =============

*  Less than $.01 per share.


             See accompanying notes to these financial statements.

                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   FOR THE NINE
                                                   MONTHS ENDED
                                                     MARCH 31,
                                          ------------------------------
                                              1998              1997
                                          -------------     -------------

NET REVENUES:
  Software and related services           $    670,400      $   637,500
  Hardware                                     208,600          113,100
  Other Revenue                                 83,200
                                          -------------     -------------
                                               962,200          750,600

COSTS AND EXPENSES:
  Costs of sales                               605,700          340,400
  Operating, general and administrative        488,100          418,900
  Depreciation                                 102,000           45,300
  Other expense (income)                        (4,900)         (43,600)
  Minority interest                               (500)            (800)
                                          -------------     -------------
                                             1,190,400          760,200
                                          -------------     -------------

NET INCOME (LOSS)                         $   (228,200)     $    (9,600)
                                          =============     =============

NET INCOME (LOSS) PER COMMON SHARE                   *      $     (0.00)
                                          =============     =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                5,097,687        5,067,687
                                          =============     =============

 * Less than $.01 per share


             See accompanying notes to these financial statements.

                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   FOR THE NINE
                                                   MONTHS ENDED
                                                     MARCH 31,
                                          ------------------------------
                                              1998              1997
                                          -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $  (228,200)      $    (9,600)
  Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and Amortization             273,400          185,400
     Settlement of Judgement                         -          (26,700)
     Equipment for Services and
       Discounts                                     -           26,900
     Minority Interest                            (500)            (800)
     Changes in operating assets
       and liabilities:
       Receivables                              81,100         (172,000)
       Inventories                             (34,000)         (99,500)
       Prepaid expenses and other               (2,200)         (22,300)
       Accounts payable                         25,200         (129,000)
       Accrued liabilities and other            (4,000)        (127,600)
       Unearned revenue                        (66,600)         (28,600)
                                          -------------     -------------
  Net cash provided by operating
     activities                                 44,200          404,800

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (200,200)        (172,800)
  Capitalized software development
     costs                                    (244,400)        (172,300)
                                          -------------     -------------
     Net cash used in investing
       activities                             (444,600)        (345,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred
     stock                                     500,000        1,000,000
                                          -------------     -------------
     Net cash provided by financing
       activities                              500,000        1,000,000
     Net increase in cash                       99,600          250,100
                                          -------------     -------------

CASH AND CASH EQUIVALENTS,
  at beginning of period                       171,300           89,000

CASH AND CASH EQUIVALENTS,
  at end of period                        $    270,900      $   339,100
                                          =============     =============


             See accompanying notes to these financial statements.

                                 SISCOM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    (Information for the Period Subsequent
                        to June 30, 1997 is Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:
     ------------------------------------------

     GENERAL - SISCOM, f/k/a Satellite Information Systems Company, was incorporated in the State of Colorado on September 29, 1982. SISCOM currently operates as a software development company that provides computer based products and services to the electronic media and sports industry. In 1995, the Company formed a new subsidiary, called Event Marketing Systems International, Inc. ("EMSI"). Operations of EMSI were insignificant in 1996 and 1997. The consolidated financial statements include the accounts of SISCOM and EMSI. SISCOM and EMSI are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     UNAUDITED INFORMATION - The balance sheet as of March 31, 1998 and the statements of operations for the three months and nine months ended March 31, 1998 and 1997 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 1998 and the results of operations for the three months and nine months ended March 31, 1998 and 1997. The results of operations for the period ended March 31, 1998 will not necessarily be indicative of the operating results for the full year.

     UNEARNED REVENUE - Unearned revenue primarily represents payments received on deferred maintenance contracts that has not been earned. These amounts are amortized into revenue on a monthly basis, using the straight-line method, over the life of the contract.

     INCORPORATION BY REFERENCE - The Company has elected to incorporate by reference the financial statement disclosures as included in its previously filed Form 10-KSB. Reference should be made in reviewing this 10-QSB to the disclosures contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

     Certain disclosures related to the current period financial information are included below.

2.   STOCKHOLDERS EQUITY:
     --------------------

     During the current period ending March 31, 1998 the Company entered into agreements with two investors, who purchased through a sale of Series A-1 convertible preferred stock, 625,000 shares each, for a total investment of $500,000. The two new investors are subsidiaries of the current holder of 4,000,000 shares of the Company's Series A Convertible Preferred Stock. The new shares carry the same rights and preferences as the previously issued Series A Convertible Preferred Stock, as disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

                                    PART I.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)
--------------------------------------------------------------------------
During the quarter ended March 31, 1998, SISCOM generated revenue of $118,400 with a resulting net loss of $(207,100) as compared to revenue of $253,000 and a net loss of $(64,600) during the same quarter of the previous fiscal year.

Revenue
-------
The following table outlines the Company's revenue mix for the three months ended March 31, 1998 and 1997 respectively.


                                 Three Months Ended March 31,
                            ------------------------------------
                                  1998                  1997
                            ----------------      ---------------
      Product Sales
        Software sales      $  22,000     19%     $125,200    53%
        Hardware sales              -      -          300      -
      Software Services        96,400     81      109,500     47
                            ----------  -----     --------- -----
      Total Revenue         $ 118,400    100%     $235,000   100%
                            ----------  -----     --------- -----


Product sales include the sale of proprietary software and hardware to the broadcast, cable and sports industries. The Company's principal product offerings include NewsPro(-Registered Mark-), an electronic newsroom management system and CDSS(-TM-), a statistical analysis system for professional basketball. In addition to CDSS(-TM-), Video Logging and Retrieval, NonLinear Video Editing, and MPEG Video are available for the professional sports industry.

Software sales for the quarter ended March 31, 1998 decreased $103,200, from the prior year quarter ended March 31, 1997.

SISCOM's hardware sales were not significant for the quarters ended March 31, 1998 and March 31, 1997. Gross margin on hardware has traditionally been significantly less than the gross margin on software and services. Management believes that future hardware provider relationships and sales will offer the Company both access to leading technology and leverage to expand the sale of the Company's software products and services. Although, the Company will continue to provide hardware as a part the software sale to its customers, the focus is to direct resources toward continued development and sales of its higher margin software products.

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

Software services consists primarily of NewsPro(-Registered Mark-) maintenance revenue. Software services revenue decreased from $109,500 for the quarter ended March 31, 1997 to $96,400 for the quarter ended March 31, 1998. As the Company continues to experience growth from its sales to the sports industry, maintenance support revenue has decreased as a percentage of overall revenue. The Company believes that the market potential for its proprietary software in the sports industries has supported this strategic redirecting of resources. NewsPro(-Registered Mark-) maintenance revenue remains an important component of software services at 81% of total revenue for the current quarter.

Costs and Expenses
------------------
The following table outlines the cost of sales components for the three months ended March 31, 1998 and March 31, 1997.


                                       Quarters Ended March 31,
                                  ----------------------------------
                                       1998                1997
                                  ----------------   ---------------
   Direct labor and materials    $  44,900     40%   $ 31,500    35%
   Software Amortization            52,800     48      57,900    65
   Other cost of sales              13,800     12         200     -

                                 ----------  -----   --------- -----
        Total Cost of  Sales     $ 111,500    100%   $ 89,600   100%
                                 ----------  -----   --------- -----


Cost of sales and services includes components for hardware sales, direct labor and materials used in the manufacture of software, amortization of capitalized software costs, and other expenses incurred in the generation of revenue.

For the quarter ended March 31, 1998, the gross margin on sales was $6,900 compared with $145,400 for the same quarter of the prior fiscal year.

The cost of direct labor and materials includes employee hours spent contract programming, where applicable, installation and supporting the Company's products, as well as any materials and supplies directly used in the process. The total cost of direct labor increased $13,400 or 42% between the quarters ended March 31, 1998 and March 31, 1997.

There was a slight decrease in amortization of capitalizable costs of
approximately $5,000 between the quarters ended March 31, 1998 and 1997.   The
net decrease is the result of some capitalized assets becoming fully amortized since the prior fiscal year. Management anticipates continued emphasis on software development as it responds to the ongoing requests of existing and new customers across markets. Generally, the Company amortizes software development costs straight line over three (3) years.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1997. (UNAUDITED)
--------------------------------------------------------------------------
During the nine months ended March 31, 1998, SISCOM generated revenue of $962,200 with a resulting net loss of $(228,200) as compared to revenue of $750,600 and a net loss of $(9,600) during the same period of the previous fiscal year.

Revenue
-------
The following table outlines the Company's revenue mix for the nine months ended March 31, 1998 and 1997 respectively.


                                  Nine Months Ended March 31,
                            ------------------------------------
                                  1998                  1997
                            ----------------      ---------------
      Product Sales
        Software sales      $ 371,200     39%     $309,800    41%
        Hardware sales        208,600     22      113,100     15
      Software Services       299,200     31      327,700     44
      Other Revenue            83,200      9            -      0
                            ----------  -----     --------- -----
      Total Revenue         $ 962,200    100%     $750,600   100%
                            ----------  -----     --------- -----


For the nine months ended March 31, 1998 software revenue increased by $61,400 in comparison to the nine months ended March 31, 1997. This increase in software revenue was the result of increased sales of the Company's principal products, CDSS(-TM-) and live logging, along with video logging and retrieval software to the sports industries, and specifically to NBA teams.

SISCOM's hardware sales increased $95,500 compared to the nine months ended March 31, 1997. The increase is hardware sales was primarily a result of the Company's ability to combine CDSS(-TM-) with its other software products complemented with FAST hardware. With increased sales to NBA teams, this current year's basketball season has provided the Company with the ability to establish itself in the sports industry as a known technology provider within the NBA.

Gross margins on hardware have traditionally been significantly less than the gross margin on software and services. Management believes that certain hardware provider relationships will offer the Company both access to leading technology and leverage to expand the sale of the Company's software products and services along with hardware components.

Maintenance revenue decreased by $28,500 in comparison with the same quarter of the prior year. As the Company continues to experience growth from its sales to the sports industry, maintenance support revenue has decreased as a percentage of overall revenue. Although NewsPro(-Registered Mark-) maintenance revenue remains a very important component of software sales, at 31% of total
revenue.   The Company believes NewsPro(-Registered Mark-) maintenance revenue will continue to decrease as a percentage of total software sales and service revenue.

Costs and Expenses
------------------
The following table outlines the cost of sales components for the nine months ended March 31, 1998 and March 31, 1997.


                                      Nine Months Ended March 31,
                                  ----------------------------------
                                       1998                1997
                                  ----------------   ---------------
   Hardware cost of sales        $ 238,600     39%   $ 80,900    24%
   Direct labor and materials      148,500     25     111,800    33
   Software Amortization           171,400     28     147,700    43
   Other                            47,200      8           -     -
                                 ----------  -----   --------- -----
        Total Cost of Sales      $ 605,700    100%   $340,400   100%
                                 ----------  -----   --------- -----


For the period ended March 31, 1998 costs of sales and services was 63% of total revenue compared with 45% for the same period in the prior year. Gross margins were 37% and 55%, respectively. The gross margin decrease for the current year is the result of the following: increased hardware costs, increased direct labor costs, increased amortization costs due to an increase in capitalized software and other costs.

The cost of direct labor and materials includes employee hours spent contract programming, where applicable, installation and supporting the Company's products as well as any materials and supplies directly used in the process. The total cost of direct labor increased $36,700 between the periods ended March 31, 1997 and 1998. This increase in direct labor between periods was primarily due to the replacement of one support employee, and increased labor costs.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1998 (UNAUDITED) COMPARED TO JUNE 30, 1997
---------------------------------------------------------------------------
SISCOM's current working capital surplus, which represents current assets minus current liabilities, increased during the nine months ended March 31, 1998 to $257,600 from $157,500 at year end.

The Company's primary uses of cash and working capital for the nine months ended March 31, 1998 were additions to capitalized software of approximately $244,000 and purchases of fixed assets and inventory of $200,200 and $34,000 respectively. This increase in capital assets included additions and upgrades to the computer equipment used in software development and customer support. Inventory additions represented purchases of equipment for work on existing purchase orders and contracts.

Sources of working capital were proceeds from an issuance of preferred stock (see footnotes to financial statements) in the amount of $500,000, and increases in accounts receivable of $81,100 and accounts payable of $25,200. Such increases in these accounts are typically the result of timing. Also related to timing, is the decrease in unearned revenue of $66,600. This change in unearned revenue is attributable to the timing of annual renewals on maintenance contracts, or lack of renewals in this case, and the resulting reserve for unearned revenue.

Management believes that inflation has not had a material impact on its results of operations.

Subsequent Events
-----------------
Management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the Company's liquidity or capital resources or on the income or expenses of the Company.

                         PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

          Neither the Company nor any of its management in their capacities as such is the subject of any pending material legal proceedings.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fiscal quarter ended March 31, 1998.

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


                           SISCOM, INC.



  Date:     May 19, 1998        By:   /s/ Michael J. Ellis
            ------------             --------------------------------------
                                     Michael J. Ellis, President, Chairman
                                     and Chief Executive Officer



  Date:     May 19, 1998        By:  /s/ Mark S. Boledovich
            ------------             --------------------------------------
                                     Mark S. Boledovich, Acting Chief
                                     Financial Officer