Form 10KSB
period 1998-06-30
SATELLITE INFORMATION SYSTEMS CO
filed 1998-11-25
CIK 721235

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended June 30, 1998

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from __________ to __________

                        Commission File Number 0-12541

                                 SISCOM, INC.
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Colorado                                      84-0899779
---------------------------------                  -------------------------
  (State or other jurisdiction                           IRS Employer
of incorporation or organization)                    Identification Number

         7464 Arapahoe Avenue, Suite B-17, Boulder, Colorado    80303
         -------------------------------------------------------------
         (Address of Principal Offices)                     (Zip Code)

      Registrant's telephone number, including area code: (303) 449-0442

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                          ---------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended June 30, 1998 were $1,136,800.

As of November 2, 1998 the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock, as quoted on the OTC Electronic Bulletin Board, held by non-affiliates of the Registrant was approximately $590,177.

As of November 2, 1998 5,131,973 shares of Common Stock and 5,250,000 shares of Preferred Stock of the Registrant were outstanding.

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

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

History and Background
----------------------
     SISCOM, INC. ("SISCOM" or the "Company") was incorporated in the State of Colorado on September 29, 1982 under the name Stockwatch International, Inc. The Company changed its name to Satellite Information Systems, Corp. on December 10, 1982, and thereafter to Satellite Information Systems Company on March 17, 1983. During fiscal year 1997 the Company approved and adopted an amendment to the Articles of Incorporation officially changing it's name to "SISCOM, Inc.". SISCOM currently operates as a software development company that provides computer based products and related services to the electronic media and sports industry. During the fiscal year ended June 30, 1998, the business of the Company continued to focus primarily on the development, marketing and support of its standard software products, including NewsPro(- Registered Mark-), Video Logging(-TM-) (Logging), Video Retrieval (Retrieval), Video Archive(-TM-) (Archive), and its newest product, Coaching Decision Support System (CDSS(-TM-)). SISCOM also acts as a re-seller of hardware, although such activities are viewed as ancillary to the Company's main business.

Business of Registrant Products or Services
-------------------------------------------
     SISCOM's revenue has, and is expected to continue to be, primarily generated through software product sales and services.

     The Company has dedicated substantial efforts in the last few years to broaden the market for the Company's software and related services into many new fields, including the sports industry. SISCOM has completed installations with three (3) of the major league sports entities: The National Basketball Association ("NBA"), The National Hockey League ("NHL"), and FOX Sports ("FOX"). The NBA installation included the provision of full NewsPro(- Registered Mark-) capabilities, including PC Logging(-TM-) and Video Archive(- TM-) in support of their extensive video operation, while FOX represents a PC Logging(-TM-) and Video Archive(-TM-) focused application. The initial NHL installation included the provision of the core NewsPro(-Registered Mark-) software and later was expanded to include PC Logging(-TM-) and Video Archive(-TM-).

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

     During early 1995, the Company entered into a strategic partnership with FAST Electronics, U.S., one of the world's leading providers of non- linear video editing systems for the professional and consumer markets. FAST, a German based company, has identified the U.S. market as a strategic growth market and has indicated that it sees an alliance with the Company as an effective way to penetrate the sports and broadcast segments of the U.S. market. For SISCOM, this partnership provides a perfect product line extension for its other video related products. Under the terms of the agreement, SISCOM will adapt FAST's products to the newsroom automation and sports markets and will maintain exclusive distribution rights for the resulting products. This agreement with FAST gives the Company access to a leading proprietary hardware technology within the emerging digital video industry, a benefit that is expected to afford the Company a distinct advantage in the global market.

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

     DISTRIBUTION METHODS. The Company is marketing and distributing its current products, including CDSS, under the SISCOM name primarily because of the strong name recognition SISCOM has in the marketplace. The Company has elected not to use its marketing subsidiary EMSI, Inc. for NBA or NewsPro(- Registered Mark-) customers (which together represent the Company's current focus) in order to avoid confusing customers. The activities of EMSI, Inc. curtailed sharply over the last few months of the fiscal year of 1996. There are no significant operations in the current year.

     COMPETITION. The Company has competitors for each of its product offerings, many of whom are larger and possess resources significantly greater than the Company's resources. The Company is, however, confident that its products can be sold effectively because each product can be demonstrated to show unique and valuable advantages over competing products.

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


ITEM 2.   DESCRIPTION OF PROPERTIES
          -------------------------

     The Company's corporate headquarters are located at 7464 Arapahoe Avenue, Suite B-17, in Boulder, Colorado. This property measures 3,000 square feet and is leased at $3,510.88 per month, expiring June 30, 1999. The Company has the option to renew the lease for additional terms. This facility is considered to be adequate for the Company's current needs.

     The Company has various computer hardware, software and communication equipment located at its Boulder office. This equipment is used to develop software, to demonstrate products to customers and to provide service to customers.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     Neither the Company nor any officer or director in his capacity as such is a party to any pending litigation involving the Company, and no such proceedings are known to be contemplated.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 1998.

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "SATI". The reported high and low bid and ask prices for the Common Stock are shown below for the period from July 1, 1996 through November 23, 1998:


                                              Bid                 Ask
                                      ------------------  ------------------
                                        High       Low      High       Low
                                       -------  --------   -------  --------
       1997 FISCAL YEAR
            First Quarter               .4063     .1875     .50       .375
            Second Quarter              .625      .4063     .8438     .50
            Third Quarter               .625      .4375     .7813     .55
            Fourth Quarter              .375      .26       .5313     .35

       1998 FISCAL YEAR
            First Quarter               .26       .20       .35       .26
            Second Quarter              .40       .25       .45       .3125
            Third Quarter               .47       .28       .50       .37
            Fourth Quarter              .43       .29       .49       .34

       1999 FISCAL YEAR
            First Quarter               .29       .10       .35       .12
            Second Quarter              .29       .05       .35       .06
            (Thru November 23, 1998)


     The closing bid and ask prices of the Company's Common Stock as of November 23, 1998 were $.05 and $.06 respectively. The prices represented above are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions. The prices do not reflect prices in actual transactions. As of November 23, 1998, there were approximately 466 record owners of the Company's Common Stock.

     The Company's Board of Directors may only declare and pay dividends on outstanding shares of Common Stock when all declared funds on the Company's Preferred Shares have been paid, or the Company has set aside a sufficient amount to pay them. As of the date of this Report, no dividends have been declared or paid on the Company's outstanding Preferred Shares. (See MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources - June 30, 1998 Compared to June 30, 1997)


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

Results of Operations - Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997
--------------------------------------------------------------------------

     During the fiscal year ended June 30, 1998, SISCOM generated revenue of $1,136,800 with a resulting net loss of $460,100 compared to revenue of $838,200 and net loss of $218,400 the previous year.

     Revenue
     -------
     The following table outlines the Company's revenue mix over the last two
(2) fiscal years.


                                        Years Ended June 30,
                              ----------------------------------------
                                     1998                  1997
                              ------------------    ------------------

       Product Sales
          Software sales       $  228,000   20%      $  283,800    34%
          Hardware sales          273,700   24%         124,600    15%
       Software Services          635,100   56%         429,800    51%
                               ----------- ----      -----------  ----
          Total Revenue        $1,136,800  100%      $  838,200   100%
                               ----------- ----      -----------  ----


     Product Sales were primarily to the sports industry and involved the sale of proprietary software and computer hardware (on a re-sale basis). Software sales and software services revenues increased $149,500, from $713,600 for fiscal 1997, to $863,100 for the twelve (12) months ended June 30, 1998, an increase of approximately 21%. This growth in revenue was the result of an increased effort on the part of the Company to target the sports industry and expand its customer base.

     SISCOM's hardware sales increased from $124,600 for the twelve (12) months ended June 30, 1997, to $273,700 for fiscal 1998, an increase of over 100%. The increase was the direct result of a stepped up effort to gain more customers in the sports industry.

     Costs and Expenses
     ------------------
     Cost of sales and services includes components for hardware sales, direct labor and materials used in the manufacture of software, capitalized software amortization and other expenses incurred to generate revenue. For the fiscal year ended June 30, 1998, cost of sales and services was approximately 68% of total revenue compared with 56% for the prior year.

     Gross margins were nearly 32% in fiscal 1998 compared to 44% in fiscal 1997. This decrease in gross margin is attributable to the change in sales mix between hardware sales and software sales and related services. Hardware sales have consistently had a substantially lower margin than software and related services revenue over the years. Revenue from hardware sales, as a percentage of total revenue, increased from 15% in fiscal 1997 to approximately 24% in fiscal 1998. During this same period, software and service revenue, as a percentage of total revenue, decreased from 85% in fiscal 1997 to 76% in fiscal 1998, resulting in a decrease in gross margin.

     The following table outlines the Company's cost of sales components for the last two (2) fiscal years.


                                         Years Ended June 30
                              ----------------------------------------
                                     1998                  1997
                              ------------------    ------------------

  Hardware Cost of Sales       $  315,300   41%      $   98,000    21%
  Direct Labor and Materials      180,400   23%         162,000    35%
  Software Amortization           257,000   33%         193,000    41%
  Other                            21,000    3%          14,000     3%
                               ----------- ----      -----------  ----
       Total Costs of Sales    $  773,700  100%      $  467,000   100%
                               =========== ====      ===========  ====


     Hardware Cost of Sales increased from $98,000 in fiscal 1997 to $315,300 in fiscal 1998, an increase of more than 200%. The increase is due primarily to the growth in the Company's customer base. Typically, new customers purchase hardware to run the Company's software programs. Hardware sales, while generally low margin sales, are used to support software sales and services. The cost of hardware increased from 21% of total cost of sales in fiscal 1997 to 41% in fiscal 1998, and hardware was sold in 1998 at a negative margin. In the future, the Company intends to return to at least a small positive gross margin on hardware sales. This increase in Hardware Cost of Sales is primarily a result of the growth in first time customers, and due to existing customers upgrading their equipment. During fiscal 1998, the Company continued to focus on providing business solutions through sales of its software and services within the sports industry with hardware sales an ancillary component of that solution.

     The cost of direct labor and materials includes employee hours spent contract programming and installing, training, and supporting the company's software applications as well as any materials and supplies directly used in the process. The total cost of direct labor and materials rose $18,400 or roughly 11% between fiscal 1997 and fiscal 1998. However, as a percentage of total cost of sales, direct labor and materials decreased from 35% in fiscal 1997 to 23% in fiscal 1998, primarily as a result of increased hardware costs.

     Software amortization increased $64,000 in fiscal 1998 to $257,000 from $193,000 in fiscal 1997, an increase of approximately 33%. The Company continues to emphasize software development and introduced a new digital video management application in fiscal 1998. Management expects a corresponding increase in capitalized software creation costs and the related amortization of those costs. The Company amortizes its software over the shorter of its estimated life or three years.

     Operating, general and administrative expenses increased by $178,000 during fiscal 1998, from $522,600 for the twelve (12) months ended June 30, 1997, to $700,600 in fiscal 1998, an increase of approximately 34%. This increase was primarily a result of the Company's increased travel costs of approximately $60,000, health insurance of $20,000, supply and telephone expenses of $20,000, compensation expense associated with the exercise of options totaling $12,000, and other general increases associated with efforts to increase the Company's customer base.

     Depreciation expense increased from $89,600 for the year ended June 30, 1997, to $127,800 for fiscal 1998, an increase of approximately 43%. This increase is attributable to sizable additions during the fiscal year to property and equipment in order to upgrade the Company's in house software development capabilities.

Liquidity and Capital Resources - June 30, 1998 Compared to June 30, 1997
-------------------------------------------------------------------------

     SISCOM's current working capital surplus of $67,400, represented by current assets minus liabilities, shows a decrease over fiscal 1997's working capital surplus of $157,500. The decrease is primarily the result of operating losses and significant investments in software enhancements in excess of capital contributions from the sale of preferred stock.

     The Company's primary uses of cash and working capital during fiscal 1998 were the purchase of capital assets of $ 191,900 which included upgrades to the computer equipment for use in software development and customer support, and the capitalized cost of computer software development of $345,600.

     During the third quarter of fiscal 1998, the Company entered into agreements with two investors who each purchased 625,000 shares of Series A-1 Convertible Preferred Stock at a purchase price of $.40 per share for a total investment of $500,000. The two investors are subsidiaries of Global Equities Corporation, the current holder of 4,000,000 shares of the Company's Series A Convertible Preferred Stock. The new shares carry the same rights and preferences as the previously issued Series A Convertible Preferred Stock. Specifically, these shares carry a non-cumulative dividend at an annual rate of $.0175 per share, which will only be paid out of the net profits or surplus of the Company as determined by the Board of directors. At June 30, 1998, no dividends were declared or payable. No dividends will be paid on the Company's common stock, no distributions will be made on the Company's common stock, and no shares of Company common stock will be redeemed, retired, or otherwise acquired by the Company for valuable consideration until all declared dividends on the Company's Preferred Shares have been paid, or the Company has set aside a sufficient amount to pay them. The Series A-1 Preferred Shares are convertible into the Company's common stock on a one-for-one basis commencing the earlier of one year from the date of issuance or the effective date of a registration statement registering for sale the shares of common stock issuable upon conversion of the Series A-1 Preferred and ending three years from the date of issuance. Holders of Series A-1 have the right to demand that the Company file a registration statement to register for sale the shares of common stock received upon conversion. All costs of such registration shall be paid by the Company. Conversion values shall be adjusted for stock splits and combinations. The holders of Series A-1 have voting rights that are identical to the voting rights of holders of common stock.

     The Company, as a result of new capital, continued sales of its software products to the sports industry, and renewal of its maintenance support services, believes it will generate sufficient cash flow to meet its current operating needs.

          Management believes that inflation has not had a material impact on its results of operations.

Subsequent Event
----------------

     The start of the 1998-99 NBA season has been delayed, indefinitely, pending the resolution of various disputes between team owners and the NBA Player's Association (the "NBA Lockout"). A significant portion of the Company's business has historically involved transactions with certain NBA teams, including the Portland Trailblazers, Miami Heat and Toronto Raptors. While the NBA Lockout has not, to date, materially affected the Company's existing agreements with various NBA teams, protracted negotiations between team owners and the Player's Association, resulting in a significantly shortened or forfeited 1998-99 NBA season, could have a material adverse impact on the Company's operations, and particularly on sales and/or renewals of the Company's CDSS software product. However, the Company believes that any adverse effects of a lengthy NBA Lockout would be offset, somewhat, by recent sales to NHL teams and at the collegiate level. There can, however, be no assurance that the Company will be able to continue its expansion into the NHL or at the collegiate level, or that said expansion will be at a level that is sufficient to replace revenues, if any, lost as a result of the NBA Lockout.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

Year 2000 Issue
---------------

     THE PROBLEM. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which, in turn, could result in system failures or miscalculations causing disruptions in the operations of the Company and its suppliers and customers.

     THE COMPANY'S STATE OF READINESS. The Company has instituted a Year 2000 Project. As part of the Company's Year 2000 Project, the Company has completed its initial evaluation of current computer systems, software and embedded technologies. The evaluation revealed that the Company's accounting software is the only major resources that has Year 2000 compliance issues. This resource will need to be either replaced or upgraded. Fortunately, the identified software is an "off the-shelf" product with a Year 2000 compliant version now available.

     The Company has determined that there should be no material Year 2000 Issues for the products it is selling or has already sold, excluding issues associated with the Microsoft Windows95(-Registered Mark-) operating system which is incorporated into certain of the Company's products. To the Company's best knowledge, the minor Year 2000 issues associated with Microsoft Windows95(-Registered Mark-) operating system will have no material impact on customers running the Company's applications on the Windows95(-Registered Mark-) platform. However, should any issues arise, they will be addressed as incurred.

     The Company has not, to date, contacted its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. The Company does, however, plan to contact its significant suppliers and large customers as part of its Year 2000 Project. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Expenditures in 1997 and 1998 for the Year 2000 Project have been insignificant. Management expects that completion of its Year 2000 Project will not result in expenditures that are material to the financial statements.

     THE RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 Project will adequately address the Company's internal Year 2000 issues, until the company receives responses from a significant number of the Company's suppliers and customers, the overall risks associated with the Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Company and its operations.

     THE COMPANY'S CONTINGENCY PLAN. The Company has not, to date, implemented a Year 2000 Contingency Plan. It is the Company's goal to have the major Year 2000 Issues resolved by the end of fiscal 1998, with final Year 2000 verification and validation is scheduled to occur by the end of March, 1999. The Company will, however, develop and implement a contingency plan by the end of December, 1998, in the event the Company's Year 2000 Project should fall behind schedule.

Private Securities Litigation Reform
------------------------------------

     Certain statements in this Annual Report on Form 10-KSB which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.


ITEM 7.   FINANCIAL STATEMENTS
          --------------------

     The following financial statements are filed as part of this report:

     1.   Report of Independent Auditors;

     2.   Audited Consolidated Balance Sheet as of June 30, 1998;

     3. Audited Consolidated Statements of Operations as of June 30, 1998 and 1997;

     4. Audited Consolidated Statement of Changes in Stockholders' Equity from July 1, 1996 through June 30, 1998;

     5. Audited Consolidated Statements of Cash Flows for the years ended June 30, 1998 and 1997;

     6.   Notes to Consolidated Financial Statements.

     All schedules are omitted since the required information is not present or is not in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ---------------------------------------------------------------

     There has been no change in, or disagreement with, the Company's principal accountant during the Company's two most recent fiscal years or any later interim period.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
          -------------------------------------------------------------

Directors and Executive Officers
--------------------------------
     The name, position with the Company, age of each director and officer and the period during which each director and/or officer has served are as follows:


Director and/or Executive
Name and Position in the Company         Age          Officer Since
--------------------------------        ----         --------------

Michael J. Ellis,                        51               1985
Chairman of the Board,
President and CEO

Robert D.S. Turner,                      59               1988
Director, Secretary
and Director of Marketing

Mark S. Boledovich                       46               1987
Director, V.P. of
Field Operations

John R. Hart                             39               1996
Director

Maxim C.W. Webb                          37               1996
Director


----------------------------

     MICHAEL J. ELLIS. Mr. Ellis has been Chairman of the Board, President and Chief Executive Officer of the Company since February, 1985. Mr. Ellis was a founder and the President of DI-SYS, Ltd., a wholly owned subsidiary of the Company from December, 1982 to February, 1985.

     ROBERT D. S. TURNER. Mr. Turner joined the Company as Director of Marketing in February, 1990. On August 24, 1990, he was elected Secretary of the Company. Prior to joining SISCOM, from January, 1989 to February, 1990, Mr. Turner had been Branch Manager of Structural Dynamics Research Corporation, Englewood, Colorado, a manufacturer of computer software. From February, 1982 to December, 1988, Mr. Turner was Western Regional Manager - Federal Sales, for Calma Company, a wholly owned subsidiary of General Electric, engaged in the design, manufacture and sale of high performance graphic systems.

     MARK S. BOLEDOVICH. Mr. Boledovich was with DI-SYS, Ltd., a wholly owned subsidiary of SISCOM, from September, 1984, until he became Vice President of Field Operations for SISCOM in November, 1986. For four (4) years prior to joining the Company, he was Operations Manger for TENTIME, a computer timesharing service bureau.

     JOHN R. HART. Mr. Hart was appointed to the Company's Board of Directors in November 1996, in conjunction with Global Equity Corporation's purchase of 4,000,000 shares of the Company's Series A Convertible Preferred Stock. After graduating from Pomona College in 1982 with a B.A. degree in Economics, he began his investment career with a firm which was a pioneer in developing computerized analytical systems for portfolio management and trading. This led to a partnership in investment banking firm of Detwiler, Ryan & Company, a partnership that specialized in providing merger and acquisition advice and institutional portfolio management consultation services. Mr. Hart is President, CEO, and a Director of PICO Holdings, Inc., a publicly traded corporation listed on the Nasdaq National Market System, as well as various subsidiaries of PICO Holdings, Inc. He is also President, CEO and a Director of Global Equity Corporation, a publicly traded corporation listed on the Toronto Stock Exchange and the Montreal Exchange; and a Director of PC Quote, Inc., a publicly traded corporation listed on the American Stock Exchange.

     MAXIM C. W. WEBB. Mr. Webb was appointed to the Company's Board of Directors in November, 1996, in conjunction with the Global Equity Corporation transaction. Mr. Webb currently serves as a Senior Investment Analyst with Global Equity Corporation (f/k/a The Ondaatje Corporation), a Canadian corporation having its principal offices in Toronto, Ontario, Canada. Mr. Webb joined Global Equity Corporation in 1993, and was initially responsible for setting up Global Equity Corporation's Asian corporate finance activities. Prior to going to Global Equity Corporation, he worked for KPMG Peat Marwick in its London and Toronto offices with responsibilities for managing a variety of client merger and acquisition, corporate disposal and due diligence assignments. Mr. Webb graduated with a degree in Zoology from London University in 1982 and qualified as a Chartered Accountant in 1987.

     The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of Shareholders. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's By-laws.

     There were no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become a director or executive officer. Except for the appointment of Messrs. Hart and Webb to the Company's Board of Directors in conjunction with the Global Equity transaction, there were no arrangements or understandings between any director or executive officer and any other person pursuant to which any director or executive officer was elected as such. See ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     During the past five years, no director or officer of the Company has:

     (1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by, a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings;

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires any person who owns more than ten percent of any class of any equity security which is registered pursuant to Section 12 of the Exchange Act, or who is a director or an officer of the issuer of such security, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers, and greater than ten- percent shareholders are also required by SEC regulation to furnish the issuer of such securities with copies of all Section 16(a) reports filed.

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


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

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

                                                TABLE 1
                                      SUMMARY COMPENSATION TABLE
                                             Long Term Compensation
                                           --------------------------
               Annual Compensation(1)            Awards           Payouts
           ------------------------------   -----------------  -------
                                      Other                               All
                                     Annual  Restricted                  Other
Name and                             Compen-    Stock  Options/  LTIP   Compen-
Principal            Salary  Bonus   sation   Award(s)   SARs   Payouts sation
Position     Year      ($)    ($)    ($)(1)      ($)      (#)     ($)     ($)
---------   -------  ------ ------   ------   --------  ------  ------  -------

Michael J.
Ellis,       1998    120,000  -0-      -0-       -0-      -0-     -0-     -0-
Chairman,
President,   1997    120,000  -0-      -0-       -0-      -0-     -0-     -0-
and CEO
             1996     90,000  -0-      -0-       -0-      -0-     -0-     -0-


------------------------------

All executive officers of the Company participate in the Company's group health insurance plan. However, no executive officer received perquisites and other personal benefits which, in the aggregate, exceeds the lesser of either $50,000 or 10% of the total annual salary and bonus paid during the respective fiscal years.


1987 Nonqualified and 1988 Qualified Stock Option Plans
-------------------------------------------------------
     In 1987 the Company adopted a nonqualified stock option plan (the "1987 Plan") and in 1988 the Company adopted a qualified stock option plan (the "1988 Plan"), both for the benefit of the Company's officers, directors and key employees. Under the 1987 Plan 157,500 shares of the Company's common stock were reserved for issuance. The 1987 Plan expired in 1997. The 1988 Plan expires in November, 1998 and includes 130,000 reserved shares. Grants under the Plans are to be issued at the fair market value of the shares on the date of grant. As of June 30, 1998, there were no options outstanding under the 87 Plan or the 88 Plan.


1989 Qualified Stock Purchase Plan
----------------------------------
     In 1989, the Company adopted an Employee Qualified Stock Purchase Plan (the "1989 Plan"). All full time employees of the Company who have completed six (6) months of employment and own less than five percent (5%) of the Company's common stock are eligible to participate in the 1989 Plan. The 1989 Plan makes available to eligible employees who elect to participate through payroll deductions 60,000 shares of the Company's authorized but unissued shares of common stock. As of the date of this Report, 2,000 of these shares had been purchased under the 1989 Plan. The purchase price of the common stock purchased under the 1989 Plan is equal to eighty-five percent (85%) of the average of the high and low trading prices of the Company's common stock on the first or last business days of a six-month subscription period, whichever is lower.


1994 Stock Incentive Plan
-------------------------
     On October 24, 1994, the Board of Directors of the Company approved and adopted a Stock Incentive Plan (the "1994 Plan"), subject to shareholder approval. The 1994 Plan was subsequently approved by the Company's shareholders at a Special Meeting of Shareholders on October 23, 1995. A total of 2,000,000 shares of the Company's common stock has been reserved for issuance under the Plan. At June 30, 1998, the Company had 1,334,500 options outstanding with exercise prices ranging from $.20 per share to $.67 per
share.   Of these,  1,207,834 options are currently exercisable at a weighted average exercise price of $.26 per share. The remaining 126,666 options are exercisable in the year ended June 30, 1999, at a weighted average exercise price of $.39 per share.

     The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

                                    TABLE 2

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES
             ----------------------------------------------------
                                                           Value of
                                           Number of      Unexercised
                                          Unexercised    In-the-Money
                 Shares                  Options/SARs   Options/SARs at
                Acquired       Value     at FY-End (#)  FY-End ($) (1)
               on Exercise   Realized     Exercisable    Exercisable/
Name               (#)          ($)     (Unexercisable)  Unexercisable
------------------------------------------------------------------------

Michael J.         -0-         $-0-        583,334/      $35,000 (2)/
Ellis                                      (16,666)           -0-

------------------------------------------------------------------------

------------------------------

(1) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

(2) Mr. Ellis has 500,000 and 100,000 options exercisable at $.22 and $.374 per share respectively. The fair market value of the securities underlying Mr. Ellis' options at fiscal year end was $0.29 per share based upon the average of the closing bid and ask prices of the Common Stock as quoted on the OTC Electronic Bulletin Board. Accordingly, at fiscal year end, Mr. Ellis' options were worth $0.07 and $0.00 per share, respectively, or $35,000 in total.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth, as of November 23, 1998, and as adjusted for the sale of Option Stock, the stock ownership of each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's common stock, all directors individually and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.


                                             Shares Beneficially Owned
                                        ----------------------------------
Name & Address
of Beneficial Owner                         Number            Percent (1)
---------------------------------       ----------------------------------

Michael J. Ellis (2)
7464 Arapahoe Avenue, Suite B-17
Boulder, Colorado  80303                   1,387,162             12.39%

C.M. Capital Corporation
525 University Ave., Suite 1500
Palo Alto, California  94301                 700,000              6.25%

Robert D.S. Turner (3)
7464 Arapahoe Avenue, Suite B-17
Boulder, Colorado  80303                     170,000              1.52%

Mark S. Boledovich (4)
7464 Arapahoe Avenue, Suite B-17
Boulder, Colorado  80303                     362,880              3.24%

Maxim C.W. Webb (5)
875 Prospect Street, Suite 301
La Jolla, California  92037                5,250,000             46.88%

John R. Hart (5)
875 Prospect Street, Suite 301
La Jolla, California 92037                 5,250,000             46.88%

All Officers and Directors
as a Group (5 Persons)                     7,170,042             64.03%

--------------------------

(1) Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Report, or within sixty (60) days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent of the class owned by the group.

(2) Includes Incentive Stock Options exercisable to acquire up to 500,000 shares and 83,334 shares of the Registrant's Common Stock at an exercise price of $.22 and $.374 per share, respectively. Does not include Incentive Stock Options exercisable to acquire up to 16,666 shares of the Registrant's Common Stock at an exercise price of $.374 per share, which Options are subject to future vesting.

(3) Includes Incentive Stock Options exercisable to acquire up to 25,000 and 45,000 shares of the Registrant's Common Stock at an exercise price of $.20 and $.34 per share, respectively. Does not include Incentive Stock Options exercisable to acquire up to 9,000 shares of the Registrant's Common Stock at an exercise price of $.34 per share, which Options are subject to future vesting.

(4) Includes Incentive Stock Options exercisable to acquire up to 100,000 and 62,500 shares of the Registrant's Common Stock at an exercise price of $.20 and $.34 per share, respectively. Does not include Incentive Stock Options exercisable to acquire up to 12,500 shares of the Registrant's Common Stock at an exercise price of $.34 per share, which Options are subject to future vesting.

(5) Includes 5,250,000 shares of the Company's Series A Convertible Preferred Stock beneficially owned by Global Equity Corporation, a Canadian corporation ("Global") and 2 private U.S. companies affiliated with Global. Messrs. Webb and Hart currently serve as executive officers of Global, and Mr. Hart also serves as a director of Global, and, as such, both would be deemed to exercise voting and investment control with respect to the shares of Preferred Stock owned by Global and the U.S. affiliates. Messrs. Webb and Hart each disclaim beneficial ownership of the shares of Preferred Stock owned by Global and the U.S. affiliates for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Formation of EMSI, Inc.
     -----------------------
     In February, 1995, the Company formed a subsidiary corporation. The new venture, Event Marketing Systems International, Inc. ("EMSI, Inc."), markets software and hardware products to the sports industry. EMSI, Inc. is owned 80% by SISCOM and 20% by four individuals. The four individual owners include Michael J. Ellis, who is also the president and founder of SISCOM, Cord Periera, who is executive vice president of Diamond Sports, Douglas Piper, co-founder and president of S.R.O Partners, and Kenneth Wilson, president of Wilson Sports Marketing.

     Global Equity Corporation Transaction
     -------------------------------------
     On September 12, 1996, the Company entered into an agreement to sell 4,000,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Shares") to Global Equity Corporation ("Global") for $1,000,000 (the "Global Agreement"). The Company is obligated to pay a 7% non-cumulative annual dividend on all of the outstanding Series A Preferred Shares. Each of the Series A Preferred Shares is convertible into a share of the Company's common stock on a one-for-one basis commencing the earlier of (I) one year from the date of issuance or (ii) the effective date of a registration statement registering for sale the shares of common stock issuable upon conversion of the Preferred Shares, and ending three years from the date of issuance. Pursuant to the terms of the Global Agreement, the Company has agreed that no dividends will be paid on the Company's existing common stock, no distributions will be made on the Company's common stock, and no shares of the Company's common stock will be redeemed, retired, or otherwise acquired for valuable consideration until all declared dividends on the Series A Preferred Shares have been paid or the Company has set aside a sufficient amount to pay them. The holders of Series A Preferred Shares have voting rights that are identical to the voting rights of holders of common stock.

     Global Equity Corporation (f/k/a The Ondaatje Corporation), is a Canadian corporation having its principal offices in Toronto, Ontario, Canada. As part of the sale of the Series A Preferred Shares, and so long as Global owns any Series A Preferred Shares, the Company has agreed to take all necessary action to establish the size of its Board of Directors at five (5) directors and to take all necessary and appropriate action to elect or appoint to the Company's Board of Directors two representatives designated by Global. Following consummation of the sale of the Series A Preferred Shares, Global designated Messrs. Webb and Hart as its representatives. Messrs. Webb and Hart were thereafter appointed to the Company's Board of Directors effective November 13, 1996, following the voluntary resignations of Charles Powell and Anthony Accetta as directors. Mr. Webb is currently Senior Investment Analyst for Global, and Mr. Hart currently serves as Global's President and CEO.

     Issuance of Series A-1 Convertible Preferred Stock
     --------------------------------------------------
     On February 12, 1998, the Company issued 1,250,000 shares of Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Shares") to two (2) entities affiliated with Global Equity Corporation for consideration totaling $500,000. The terms and preferences of the Series A-1 Preferred Shares are identical to the terms and preferences of the Series A Preferred Shares.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          ------------------------------------------------------

FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report:

     1.   Report of Independent Auditors;

     2.   Audited Consolidated Balance Sheet as of June 30, 1998;

     3. Audited Consolidated Statements of Operations as of June 30, 1998 and 1997;

     4. Audited Consolidated Statement of Stockholders' Equity for the period from July 1, 1996 through June 30, 1998;

     5. Audited Consolidated Statements of Cash Flows for the years ended June 30, 1998 and 1997;

     6.   Notes to Consolidated Financial Statements.

EXHIBITS

     The following Exhibits are filed as part of this Report pursuant to Item 601 of Regulation S-B:

Exhibit No.    Title
-----------    -----

 *3.1          Amended and Restated Articles of Incorporation

 *3.1a         Articles of Amendment to Articles of Incorporation

 *3.2          Certificate of Trade or Assumed Name

 *3.3          By-laws

 *4.1          Specimen Common Stock Certificate

 *4.2          1987 Non-Statutory Stock Option Plan

 *4.3 1988 Incentive Stock Option Plan, incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Commission in June, 1989

 *4.4 1989 Employee Qualified Stock Purchase Plan, incorporated by reference from the Company's Registration Statement on form S-8 filed with the Commission in March, 1990

 *4.5          1994 Stock Incentive Plan

**4.6 Certificate of Designation and Preferences related to Series A Convertible Preferred Stock

**4.7 Certificate of Designation and Preferences related to Series A-1 Convertible Preferred Stock

*10.0           Lease Agreement

*10.1          Cross-Receipt between the Company and C.M. Capital Corporation

**27.0         Financial Data Schedule

---------------------------------

* Incorporated by reference from the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, as amended, SEC file number 0-12541.

**   Filed herewith.

REPORTS ON FORM 8-K

The Registrant did not file any Current Reports on Form 8-K during the Fourth Quarter ended June 30, 1998.

                          Siscom, Inc. and Subsidiary

                       Consolidated Financial Statements
                              For the Years Ended
                            June 30, 1998 and 1997

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Balance Sheet - June 30, 1998 . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Operations - For the Years Ended
June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statement of Stockholders' Equity - For the Period
from July 1, 1996 through June 30, 1998. . . . . . . . . . . . . . . . . . F-6

Consolidated Statements of Cash Flows - For the Years Ended
June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . F-8

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
SISCOM, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheet of SISCOM, Inc. and Subsidiary as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SISCOM, Inc. and Subsidiary as of June 30, 1998, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.


HEIN + ASSOCIATES LLP

Denver, Colorado
September 18, 1998

                          SISCOM, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998



                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $    80,000
  Accounts receivable trade, less allowance for
     doubtful accounts of $2,400                                124,300
  Inventory                                                      16,700
  Prepaid expenses                                                3,300
                                                            -------------
       Total current assets                                     224,300

PROPERTY AND EQUIPMENT:
  Computer equipment                                            805,400
  Office furniture and equipment                                 85,700
  Less accumulated depreciation                                (547,400)
                                                            -------------
       Net property and equipment                               343,700

SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $2,485,600                                    447,500

OTHER ASSETS                                                      3,500
                                                            -------------

TOTAL ASSETS                                                $ 1,019,000
                                                            =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                          $    62,000
  Accrued liabilities and other                                  29,500
  Unearned revenue                                               65,400
                                                            -------------
       Total current liabilities                                156,900

COMMITMENTS (NOTE 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 100,000,000
     shares authorized;
     Series A convertible preferred stock, no par
       value, 4,000,000 shares authorized, issued
       and outstanding                                        1,000,000
     Series A-1 convertible preferred stock, no par
       value, 1,250,000 shares authorized, issued
       and outstanding                                          500,000
  Common stock, no par value; 100,000,000 shares
     authorized; 5,131,973 shares issued and outstanding      1,950,900
  Accumulated deficit                                        (2,588,800)
                                                            -------------
  Total stockholders' equity                                    862,100
                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,019,000
                                                            =============


      See accompanying notes to these consolidated financial statements.

                          SISCOM, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE YEARS ENDED
                                                           JUNE 30,
                                                 ----------------------------
                                                      1998           1997
                                                  -------------  -------------

NET REVENUES:
  Software and related services                  $    863,100    $   713,600
  Hardware                                            273,700        124,600
                                                 -------------   -------------
     Total revenues                                 1,136,800        838,200

COSTS AND EXPENSES:
  Costs of sales                                      773,700        467,000
  Operating, general and administrative               700,600        522,600
  Depreciation                                        127,800         89,600
  Minority interest                                         -         (2,500)
                                                 -------------   -------------
     Total expenses                                 1,602,100      1,076,700
                                                 -------------   -------------

OTHER INCOME -
  Interest income                                       5,200         20,100
                                                 -------------   -------------

NET LOSS                                         $   (460,100)   $  (218,400)
                                                 =============   =============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)    $      (0.09)   $     (0.04)
                                                 =============   =============

WEIGHTED AVERAGE COMMON SHARES AND
  EQUIVALENTS OUTSTANDING                           5,113,000      5,074,000
                                                 =============   =============


      See accompanying notes to these consolidated financial statements.

                                       SISCOM, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JULY 1, 1996 THROUGH JUNE 30, 1998

                                                                                                            TOTAL
                                     PREFERRED STOCK             COMMON STOCK                               STOCK-
                                -------------------------  -------------------------       ACCUMULATED     HOLDERS'
                                  SHARES        AMOUNT        SHARES         AMOUNT          DEFICIT        EQUITY
                                -----------  ------------   -----------   ------------    ------------   ------------

BALANCES, July 1, 1996                  -    $         -    5,067,687    $  1,931,400     $(1,910,300)   $    21,100

     Proceeds from exercise
       of warrants                      -              -       30,000           7,500               -          7,500
     Issuance of preferred
       stock                    4,000,000      1,000,000            -               -               -      1,000,000
     Net loss                           -              -            -               -        (218,400)      (218,400)
                               -----------  -------------  -----------   -------------   -------------  -------------

BALANCES, June 30, 1997         4,000,000      1,000,000    5,097,687       1,938,900      (2,128,700)       810,200

     Exercise of incentive
       stock options                    -              -       34,286          12,000               -         12,000
     Issuance of preferred
       stock                    1,250,000        500,000            -               -               -        500,000
     Net loss                           -              -            -               -        (460,100)      (460,100)
                               -----------  -------------  -----------   -------------   -------------  -------------

BALANCES, June 30, 1998         5,250,000    $ 1,500,000    5,131,973    $  1,950,900     $(2,588,800)   $   862,100
                               ===========  =============  ===========   =============   =============  =============


              See accompanying notes to these consolidated financial statements.

                          SISCOM, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE YEARS ENDED
                                                           JUNE 30,
                                                 ----------------------------
                                                      1998           1997
                                                 --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $   (460,100)   $  (218,400)
  Adjustments to reconcile net loss to net
     cash from operating activities:
     Depreciation and amortization                    384,800        282,600
     Issuance of common stock for services             12,000              -
     Minority interest                                      -         (2,500)
     Loss on impairment of asset                            -         25,000
     Changes in operating assets and liabilities:
       Receivables                                     93,800       (184,200)
       Inventories                                     11,200         (6,000)
       Prepaid expenses and other                       8,600          1,800
       Accounts payable                                24,600       (137,300)
       Accrued liabilities                            (13,100)      (137,300)
       Unearned revenue                              (115,600)       (12,500)
                                                 -------------   -------------
     Net cash used in operating activities            (53,800)      (388,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (191,900)      (281,700)
  Capitalized software development costs             (345,600)      (254,700)
                                                 -------------   -------------
     Net cash used in investing activities           (537,500)      (536,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of common
     stock options                                          -          7,500
  Proceeds from issuance of preferred stock           500,000      1,000,000
                                                 -------------   -------------
     Net cash provided by financing activities        500,000      1,007,500
                                                 -------------   -------------

NET (DECREASE) INCREASE IN CASH                       (91,300)        82,300

CASH AND CASH EQUIVALENTS,
  at beginning of period                              171,300         89,000
                                                 -------------   -------------

CASH AND CASH EQUIVALENTS,
  at end of period                               $     80,000    $   171,300
                                                 =============   =============


      See accompanying notes to these consolidated financial statements.

                          SISCOM, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION - SISCOM, Inc. (SISCOM) was incorporated in the State of Colorado on September 29, 1982. SISCOM operates as a software development company that provides computer based products and services to the electronic media and sports industry. In 1995, SISCOM formed a new subsidiary, called Event Marketing Systems International, Inc. (EMSI). Operations of EMSI were insignificant in 1997 and 1998. The consolidated financial statements include the accounts of SISCOM and EMSI. SISCOM and EMSI are collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The total amount charged to expense in the statements of operations for amortization of capitalized software costs which is included in cost of sales was $253,000 and $193,000 for the years ended June 30, 1998 and 1997, respectively.

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

     Costs for maintenance and customer support are charged to expense when the related revenue is recognized or when those costs are incurred, whichever occurs first. The Company has adopted Statement of Position 97-2 "Software Revenue Recognition," as of the beginning of fiscal 1998 noting no material effect to the financial statements.

     INCOME TAXES - The Company accounts for income taxes on the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid no income taxes during the two year period ended June 30, 1998.

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     IMPAIRMENT OF LONG-LIVED ASSETS - During the year ended June 30, 1997, the Company adopted Financial Accounting Standards Board Statement 121 "Impairment of Long-Lived Assets" (FAS 121). In the event that facts and circumstances indicate that the carrying value of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. No impairment expense was recognized for the years ended
     June 30, 1997 and 1998.

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

     LOSS PER SHARE - Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 1998 and 1997 because the Company had losses from operations and therefore, the effect of all potential common stock was anti-dilutive.

     NEW PRONOUNCEMENTS - Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income" was issued in 1997. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and is not expected to have a material effect on the Company's financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas and major customers. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended June 30, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.


2.   LIQUIDITY:
     ---------

     As reflected in the accompanying financial statements, the Company has incurred losses in each of the last two years and has an accumulated deficit as of June 30, 1998 of approximately $2,600,000. Furthermore, the Company has limited working capital. During the past two years, the Company has sold preferred stock to an affiliated group of entities, which has provided funding for operations and for investment in its software development program.

     The Company also has limited liabilities and long-term commitments. In the past, it has sustained operations with limited working capital and believes it can continue its operations into the future. The Company is also continuing its efforts to return to profitability, and may also seek additional capital infusions in the future.


3.   STOCKHOLDERS' EQUITY:
     --------------------

     PREFERRED STOCK - The Company has authorized 100,000,000 shares of preferred stock. On September 9, 1996, the Company issued
     4,000,000 shares of no par value Series A convertible preferred stock (Series A) to an investor for consideration of $1,000,000. Series A has noncumulative dividends at an annual rate of $.0175 per share, which will only be paid out of the net profits or surplus of the Company as determined by the Board of Directors. At June 30, 1998, no dividends were declared or payable. No dividends will be paid on the common stock, no distributions will be made on the common stock, and no shares of common stock will be redeemed, retired, or otherwise acquired for valuable consideration until all declared dividends on the Series A have been paid, or the Company has set aside a sufficient amount to pay them. The Series A has a liquidation preference of $.25 per share. The total liquidation preference was $1,000,000 at June 30, 1998. The holders of Series A have voting rights that are identical to the voting rights of holders of common stock. At the option of the holder, the shares of Series A are convertible into shares of the Company's common stock on a one-for-one basis. The Series A is convertible during the period commencing the earlier of one year from the date of issuance, or the effective date of a registration statement registering for sale the shares of common stock issuable upon conversion of the Series A, and ending three years from the date of issuance. Holders of Series A have the right to demand that the Company file a registration statement to register for sale the shares of common stock received upon conversion. All costs of such registration shall be paid by the Company. Conversion values shall be adjusted for stock splits and combinations.

     As part of the sale of the Series A shares, two representatives of the purchaser replaced two representatives on the Company's Board of Directors. Furthermore, among other things, the Company shall not issue new common stock or stock options or incur additional debt without the approval of the designated representatives of the Series A holders.

     On February 12, 1998, the Company issued 1,250,000 shares of no par value Series A-1 convertible preferred stock (Series A-1) to entities affiliated with the holder of the Series A convertible preferred for consideration of $500,000. Series A-1 has the same terms as Series A. The Series A-1 has a total liquidation preference of $500,000 at June 30, 1998.

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

     In May 1995, the Company completed a private placement offering of 490,000 units at $.50 per unit for a total of $245,000 less issuance costs of $19,000. Each unit consisted of one share of restricted common stock and one common stock purchase warrant which expired unexercised in January 1998 at an exercise price of $1.00 per share. In September 1995, the Company granted a warrant to purchase 49,000 units at $.50 per unit to certain persons who assisted in this offering. The warrant is exercisable through April 2000.

                                                   WARRANTS     PRICES
                                                  ----------  ----------
            Warrants outstanding at
            June 30, 1998 are as follows:
                 June 1994 offering                 440,000      $1.00
                 November 1994 offering             200,000       1.00
                 May 1995 offering                   49,000       1.00
                                                  ----------
                                                    689,000
                                                  ==========

     In 1989, the Company adopted an Employee Qualified Stock Purchase Plan (`89 Plan). All full time employees of the Company who have completed six months of employment and own less than five percent of the Company's common stock are eligible to participate in the `89 Plan. The `89 Plan, makes available 60,000 shares of the Company's authorized but unissued shares of stock. As of June 30, 1998, 2,000 shares had been purchased under the `89 Plan. The purchase price of the common stock purchased under the `89 Plan will generally be 85% of the market value of the Company's common stock.

     STOCK OPTION PLAN - In 1987, the Company adopted a nonqualified stock option plan (the "87 Plan") which 157,500 shares of the Company's common stock reserved for issuance. The 87 Plan expires in 1997. In 1988, the Company adopted a qualified stock plan (the "88 Plan") which has 130,000 shares of the Company's stock reserved for issuance. The 88 Plan expires in 1998. As of June 30, 1998, there were no options outstanding under the 87 Plan or the 88 Plan.

     In 1995, the Company's shareholders approved a stock incentive plan (the "Plan"). Under the Plan, the Company is authorized to grant options for shares of the Company's common stock. A total of 2,000,000 shares of the Company's common stock has been reserved for issuance under the Plan.
     The stock option activity for the years ended June 30, 1998 and 1997 is as follows:


                                      Non-Qualified          Qualified
                                  --------------------- -------------------
                                              Weighted             Weighted
                                               Average              Average
                                   Number     Exercise   Number    Exercise
                                     of       Price Per    of      Price Per
                                   Shares       Share     Share      Share
                                 ----------  ---------- --------- ----------
Outstanding, July 1, 1996          492,500    $ .24     1,260,000   $  .27
       Granted                     120,000      .34        50,000      .67
       Exercised                         -        -             -        -
       Expired                    (225,000)     .28      (142,000)     .41
                                 ----------             ----------

Outstanding, June 30, 1997         387,500      .25     1,168,000      .27
       Granted                           -        -             -        -
       Exercised                         -        -       (34,286)     .35
       Expired                           -        -      (186,714)     .26
                                 ----------             ----------

Outstanding, June 30, 1998         387,500    $ .25       947,000   $  .28
                                 ==========             ==========


     The 1,334,500 options outstanding at June 30, 1998 had exercise prices ranging from $.20 to $.67. 1,207,834 options are currently exercisable at a weighted average exercise price of $.26. Remaining options become exercisable as follows:


                       Exercisable                                 Weighted
                        In Year                        Number       Average
                         Ended                           of        Exercise
                        June 30,                        Options       Price
                     ------------                    ----------    ----------
                         1999                          126,666        $.39


     For options granted during the year ended 1997, the weighted average market price of the Company's common stock was approximately equal to the weighted average exercise price. No options were issued during the year ended June 30, 1998. The weighted average remaining contractual life for all options outstanding at June 30, 1998, was approximately 2.4 years.
     If not previously exercised, options outstanding at June 30, 1998 will expire as follows:

                                                                    Weighted
                         Year                          Number        Average
                         Ended                           of         Exercise
                       June 30,                        Shares         Price
                     ------------                    ----------    ----------
                         1999                           50,000       $  .20
                         2000                          830,000          .23
                         2001                          107,500          .37
                         2002                          125,000          .20
                         2003                          172,000          .34
                         2004                           50,000          .67


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


                                                     Year Ended June 30,
                                                  -------------------------
                                                   1997              1998
                                               ----------         ----------
              Net loss:
                 As reported                   $  (218,400)      $  (460,100)
                 Pro forma                        (246,900)         (460,100)

              Net loss per common share:
                 As reported                   $      (.04)      $      (.09)
                 Pro forma                            (.05)             (.09)


     The fair value of all options granted was estimated as of the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:


                                                             Year Ended
                                                              June 30,
                                                                1997
                                                            ------------
           Estimated fair value per option                    $    .23
           Expected volatility                                     102%
           Risk-free interest rate                                   7%
           Expected dividends                                        -
           Expected term (in years)                                  7


4.   INCOME TAXES:
     ------------

     The net deferred tax asset is comprised of the following at June 30, 1998:



                                                             LONG-TERM
                                                          ---------------
     Deferred tax asset (liability):
        Net operating loss carryforward and
          general business tax credit                     $    1,806,000
        Capitalized software basis differences                  (158,000)
                                                          ---------------
     Net deferred tax asset                                    1,648,000

     Less valuation allowance                                 (1,648,000)
                                                          ---------------

                                                          $            -
                                                          ===============


     The Company has accumulated net operating loss carryforwards of approximately $4,843,000 for income tax purposes as of June 30, 1998.
     The Company also has general business tax credit carryforwards of $139,000. These amounts expire periodically through 2013 if not utilized sooner. The Company's effective tax rate for the years ended June 30, 1998 and 1997 was 0% due to the Company's net losses for those years.
     The net increase in the valuation allowance of $36,000 from June 30, 1997 to June 30, 1998, was entirely due to the change in the net operating loss.


5.   RETIREMENT PLAN:
     ---------------

     The Company has established a defined contribution retirement plan. Employees obtain eligibility in the plan after one year of service. Eligible employees are allowed to defer a portion of their pay up to the lesser of (i) the maximum amount allowed pursuant to IRS regulations or
     (ii) 15% of their annual salary. The Company may match up to 50% of employee contributions, limited to the smaller of 6% of an employee's salary or 10% of the Company's pretax earnings. The Company made no matching contributions to the plan for fiscal years 1998 or 1997. Participants are entitled, upon termination or retirement, to their vested portion of the retirement fund assets.


6.   MAJOR CUSTOMERS AND SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:
     -------------------------------------------------------------

     As a result of large turnkey software sales, which included hardware, software, and related services, the following customers comprised greater than 10% of total revenue:


                                          YEARS ENDED JUNE 30,
                                        -----------------------
                    CUSTOMER               1998        1997
                    --------              ------      ------
                       A                    17%         36%


     Substantially, all revenues and receivables are derived from sales to the electronic media and sports industries. The Company's customers are generally geographically located in the United States. At June 30, 1998, the Company had accounts receivable of approximately $55,000 due from two customers, including $19,800 due from customer "A" listed above. Financial instruments that subject the Company to concentrations of credit risk consist primarily of trade receivables. Trade receivables are generally not collateralized.


7.   COMMITMENTS:
     -----------

     OFFICE LEASE - The Company leases its office space under a noncancellable operating lease which expires on August 31, 1998. Subsequently, this lease was renewed for a one-year term for approximately $42,000 per year. Total rental expense was $40,500 and $40,100 for the years ended June 30, 1998 and 1997, respectively.

                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SISCOM, INC.


Date:   November 25, 1998             By:   /s/ Michael J. Ellis
        -----------------                   ---------------------------------
                                            Michael J. Ellis,  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature:                         Position:               Date:


/s/ Michael J. Ellis           Chairman of the Board,       11/25/98
---------------------------         President and
Michael J. Ellis               Chief Executive Officer


/s/ Mark S. Boledovich         Director, Acting Chief       11/25/98
---------------------------       Financial Officer
Mark S. Boledovich


/s/ Robert D. S. Turner               Director              11/25/98
---------------------------
Robert D. S. Turner


 /s/ Maxim C.W. Webb                  Director              11/25/98
---------------------------
Maxim C.W. Webb


 /s/ John R. Hart                     Director              11/24/98
---------------------------
John R. Hart