Form 10QSB
period 1998-09-30
SATELLITE INFORMATION SYSTEMS CO
filed 1999-01-25
CIK 721235

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                        Commission File Number 0-12541

                                 SISCOM, INC.
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             Colorado                                    84-0899779
 --------------------------------                   ---------------------
   (State or other jurisdiction                         IRS Employer
 of incorporation or organization)                  Identification Number

         7464 Arapahoe Avenue, Suite B-17, Boulder, Colorado     80303
         -------------------------------------------------------------
        (Address of Principal Offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (303) 449-0442

            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1998, 5,131,973 shares of Common Stock and 5,250,000 shares of Preferred Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check One):  [ ] Yes  [X] No

                                     INDEX


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet at September 30, 1998 (unaudited) and June 30, 1998 (audited)

             Consolidated Statement of Operations for the Three Months Ended September 30, 1998 and September 30, 1997 (unaudited)

             Consolidated Statement of Cash Flows for the Three Months Ended September 30, 1998 and September 30, 1997 (unaudited)

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

                        PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     We have prepared the interim unaudited financial statements and, in our opinion, they reflect all material adjustments which are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Except as otherwise noted, such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in our last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-KSB for the year ended June 30, 1998. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

Forward-Looking Statements
--------------------------
     In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained in this Quarterly Report are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents that we file with the Securities and Exchange Commission.

                                 SISCOM, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                  September 30,    June 30,
                                                      1998           1998
                                                   (unaudited)     (audited)
                                                 -------------  -------------

                                    ASSETS
                                    ------
CURRENT ASSETS
  Cash and cash equivalents                      $     65,000    $    80,000

  Receivables:
     Trade, less allowance for doubtful
     accounts of $2,400                               247,500        124,300
  Inventory                                            81,000         16,700
  Prepaid expenses and other                            4,500          3,300
                                                 -------------   -------------

     Total current assets                             398,000        224,300

PROPERTY AND EQUIPMENT
  Computer equipment                                  819,800        805,400
  Office furniture and equipment                       85,700         85,700
  Less accumulated depreciation                      (583,500)      (547,400)
                                                 -------------   -------------
     Net property and equipment                       322,000        343,700

SOFTWARE DEVELOPMENT COSTS
  (net of accumulated amortization
  of $2,554,400 and  $2,485,600)                      481,000        447,500

OTHER ASSETS                                            3,500          3,500
                                                 -------------   -------------

TOTAL ASSETS                                     $  1,204,500    $ 1,019,000
                                                 =============   =============


      See accompanying notes to these consolidated financial statements.

                                 SISCOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                  September 30,    June 30,
                                                      1998           1997
                                                   (unaudited)     (audited)
                                                 -------------  -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
  Accounts payable                               $     59,900    $    62,000
  Accrued liabilities and other                        91,700         29,500
  Unearned revenue                                    178,700         65,400
                                                 -------------   -------------
     Total current liabilities                        330,300        156,900
                                                 -------------   -------------


STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value;
     100,000,000 shares authorized; none issued             -              -
  Series A convertible preferred stock,
     no par value; 5,250,000 shares authorized
     issued and outstanding                         1,500,000      1,500,000
  Common stock, no par value;
     100,000,000 shares authorized;
     5,131,973  shares issued and outstanding       1,950,900      1,950,900
  Accumulated deficit                              (2,576,700)    (2,588,800)
                                                 -------------   -------------
     Total stockholders' equity                       874,200        862,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,204,500    $ 1,019,000
                                                 =============   =============


      See accompanying notes to these consolidated financial statements.

                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     For the Three Months
                                                      Ended September 30,
                                                      1998           1997
                                                 -------------  -------------

NET REVENUES:
  Software and related services                  $    235,800    $   351,000
  Hardware                                             82,500        169,100
                                                 -------------   -------------
                                                      318,300        520,100

COSTS AND EXPENSES:
  Costs of sales                                      174,500        270,100
  Operating, general and administrative                95,700        168,200
  Depreciation                                         36,000         28,000
                                                 -------------   -------------

                                                 $    306,200    $   456,300
                                                 -------------   -------------

NET INCOME                                       $     12,100    $    53,800
                                                 =============   =============

NET INCOME PER COMMON SHARE                      $       0.00    $      0.01
                                                 =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          5,131,973      5,097,687
                                                 =============   =============


* Less than $.01 per share

      See accompanying notes to these consolidated financial statements.

                                 SISCOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     For the Three Months
                                                      Ended September 30,
                                                      1998           1997
                                                 -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $     12,100    $    53,800
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                    107,200         85,200
     Changes in operating assets and liabilities:
       Receivables                                   (123,200)      (222,900)
       Inventories                                    (64,200)       (23,700)
       Work in progress                                     -        (21,300)
       Prepaid expenses and other                      (1,200)          (100)
       Accounts payable                                 2,200        139,900
       Accrued liabilities and other                   62,200          7,700
       Unearned revenue                               113,300         91,400
                                                 -------------   -------------

     Net cash provided by operating activities        104,000        110,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (14,300)       (70,700)
  Capitalized software development costs             (104,700)       (81,100)
                                                 -------------   -------------
     Net cash used in investing activities           (119,000)      (151,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                 -              -
                                                 -------------   -------------
     Net cash provided by financing activities              -              -

     Net increase (decrease) in cash                  (15,000)       (41,800)
                                                 -------------   -------------

CASH AND CASH EQUIVALENTS,
  at beginning of period                               80,000        171,300
                                                 -------------   -------------

CASH AND CASH EQUIVALENTS,
  at end of period                               $     65,000    $   129,500
                                                 =============   =============


      See accompanying notes to these consolidated financial statements.

                                 SISCOM, INC.
                         NOTES TO FINANCIAL STATEMENTS
     (Information for the Period Subsequent to June 30, 1997 is Unaudited)


1.   Summary of Significant Accounting Polices:
     -----------------------------------------

     Nature of Operations and Principles of Consolidation - We were incorporated in the State of Colorado on September 29, 1982. We currently operate as a software development company that provides computer based products and services to the electronic media and sports industry. In 1995, we formed a new subsidiary called Event Marketing Systems International, Inc. ("EMSI, Inc."). Operations of EMSI were insignificant for the fiscal year 1998 and subsequent periods. The consolidated financial statements include our records and the accounts of EMSI. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Unaudited Information - The balance sheet as of September 30, 1998 and the statements of operations for the three months ended September 30, 1998 and 1997 were taken from our books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal accruals) which are necessary to properly reflect our financial position as of September 30, 1998 and the results of operations for the three months ended September 30, 1998 and 1997. The results of operations for the period ended September 30, 1998 will not necessarily be indicative of the operating results for the full year.

     Incorporation by Reference - We have elected to incorporate by reference the financial statement disclosures included in our previously filed Form10-KSB. Reference should be made in reviewing this 10-QSB to the disclosures contained in our Form 10-KSB for the fiscal year ended
     June 30, 1998.

                                     PART I.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


Results of Operations - Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997 (Unaudited)
-------------------------------------------------------------------------

During quarter ended September 30, 1998, we generated revenue of $318,300 with resulting net income of $12,100 as compared to revenue of $520,100 and income of $53,800 during the same quarter of the prior fiscal year.

Revenue
-------
The following table outlines our revenue mix over the last two fiscal quarters.

                                 Quarter Ended September 30,
                                   1998              1997
                              ---------------------------------

     Product Sales
       Software sales         $ 130,000   41%  $ 247,000   47%
       Hardware sales            82,500   26     169,100   33
     Software Services          105,800   33     104,000   20
                              ---------  ----  ---------  ----

     Total Revenue            $ 318,300  100%  $ 520,100  100%
                              =========  ====  =========  ====


Product Sales include the sale of proprietary software and computer hardware to the sports industry, broadcast and cable media markets. Our principal products are CDSS(-TM-) and live logging, along with video logging and retrieval software to the sports industries.

Quarter ended September 30, 1998 software sales revenue decreased by $117,000
from the quarter ended September 30, 1997.   For the quarter ended September
30, 1997, product sales were primarily attributable NBA teams interested in CDSS and our video logging and retrieval software. While the NBA player lock-out has had a minor negative impact on sales for the same period this year, we are experiencing modest success in introducing these products to new markets.

Our hardware sales decreased from approximately $169,100 in the quarter ended September 30, 1997 to $82,500 during the quarter ended September 30, 1998. In many cases, we combine software products with hardware purchased and adapted specifically for the software and the customers' needs. The decrease in hardware sales is directly related to the decrease in software sales this quarter.

We have consciously served a niche market of specialized customers. Because of our minimal marketing efforts, we have historically had to rely upon revenues from a few substantial installations to large customers. This reliance has resulted from our limited working capital rather that any limitations in the scope of the potential markets and customers for our products. However, prospectively, we believe that we are not dependent on any one customer as we continue to identify, develop and market solutions for existing and new opportunities.

Costs and Expenses
------------------
The following table outlines the cost of sales components for the quarters ended September 30, 1998 and 1997.


                                       Quarter Ended September 30,
                                          1998             1997
                                    ---------------------------------
     Hardware cost of sales         $  59,000   34%   $ 155,400   58%
     Direct labor and materials        44,200   25       57,500   21
     Software Amortization             71,300   41       57,200   21
                                    ---------  ----   ---------  ----

       Total Cost of Sales          $ 174,500  100%   $ 270,100  100%
                                    ---------  ----   ---------  ----


Cost of sales and services includes components for hardware sales, direct labor and materials used in the manufacture of software, and other expenses incurred to generate revenue. For the quarter ended September 30, 1998, cost of sales and services was 55% of total revenue compared with 52% for the same period in the prior year. Gross margins were 45% in the first quarter of the current fiscal year and 48% in the same quarter of the prior fiscal year.

While the gross margin has remained relatively consistent, we have changed our sales mix between hardware and software over the last few years, with hardware sales increasing as a percentage of total sales. This increase in hardware sales is primarily because the proprietary software sold to the sports
industry includes a corresponding hardware component.   Although, software and
related services have consistently had a substantially higher margin than hardware over the years, the current sports related combination of software and hardware not only appears to be a profitable mix, but provides us with an opportunity to carve out an important niche in the sports industry.

The cost of direct labor and materials includes employee hours spent on supporting our products as well as any materials and supplies directly used in the process. The total cost of direct labor decreased approximately $13,000 or 20% between quarter ended September 30, 1997 and September 30, 1998. This decrease between the quarters is primarily a result of a decrease in the direct labor costs associated with this quarters' sales.

Software amortization costs have increased from $57,200 to $71,300. Software creation costs have a direct relationship with the amount of time and effort spent by programmers dedicated to working on the creation and enhancement of our proprietary software. Accordingly, the amortization of those costs increase proportionately with the addition of new software and enhancement of existing software products.

The increase is a result of replacing an application programmer with a system level programmer during the previous fiscal year. This has resulted in increased additions to capitalized software creation costs and an increase in the related amortization of those costs.

Operating, general and administrative expenses for the quarter ended September 30, 1998 decreased by approximately $72,500 or 43% from the quarter ended September 30, 1997. The majority of the decrease was due to a net decrease in personnel and resulting payroll tax expense and employee benefits.

Depreciation expense was $36,000 and $28,000 for the three months ended September 30, 1998 and 1997, respectively. The increase is attributable to sizable additions over the last year to property and equipment, which increases were needed in order to upgrade our in house software development capabilities.

Liquidity and Capital Resources - September 30, 1998 (unaudited) Compared to June 30, 1998
----------------------------------------------------------------------------

Our current working capital surplus, which represents current assets minus current liabilities, increased during the three months ended September 30, 1998 to $67,700 from $67,400 at year end.

Our primary uses of cash and working capital during the first quarter were purchases of fixed assets and inventory, of $14,400 and $64,300 respectively. This increase in capital assets included additions and upgrades to the computer equipment used in software development and customer support. Inventory additions represented purchases of equipment for work in progress on existing purchase orders and contracts. In addition, we continue to use working capital to add to our capitalized software creation costs. For the first quarter, capitalized software additions totaled approximately $81,000.

Sources of working capital included increases in unearned revenue of $113,300, and accrued payables and liabilities of $60,100. These increases in current liabilities are typically the result of timing. In the case of payables the increase is related to purchases to fulfill ongoing contracts and purchase orders. The increase in unearned revenue is attributable to the timing of annual renewals on maintenance contracts, and reserving for unearned income on progress billings. Additionally, we generated net income from operations of $12,100 over the first quarter.

We believe that inflation has not had a material impact on our results of operations.

                         PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          We are not the subject of any pending material legal proceedings, nor are any of our managers, int their capacities as manager, the subject of any pending material legal proceeding.


Item 2.   Changes in Securities
          ---------------------

          None


Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fiscal quarter ended September 30, 1998.


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


                                   SISCOM, INC.



Date:  January 25, 1999            By:  /s/ Michael J. Ellis
       ----------------                 -----------------------------------
                                        Michael J. Ellis
                                        President, Chairman and
                                        Chief Executive Officer